Form 10QSB
period 2000-06-30
PACIFIC INTERNATIONAL HOLDING INC
filed 2000-08-10
CIK 1115551

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

      [  X  ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

      [    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                       Commission File No. 000-30771

                    PACIFIC INTERNATIONAL HOLDING, INC.
     (Exact name of small business issuer as specified in its charter)

             Utah                          87-0439580B
(State or other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)

         633 Franklin Avenue, Suite 265, Nutley, New Jersey  07110
                  (Address of principal executive offices)

                               973-743-6126
                        (Issuer's telephone number)

                              Not Applicable
   (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2000: 4,844,378 shares of common stock.


Transitional Small Business Format:  Yes [   ]  No [ X ]

                                FORM 10-QSB
                    PACIFIC INTERNATIONAL HOLDING, INC.

                                   INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Condensed Balance Sheets - June 30,  2000
          (unaudited) and December 31, 1999               5

          Condensed    Statements   of   Operations
          (unaudited) for the Three Months and  Six
          Months Ended June 30, 2000 and 1999,  and
          for  the  Period  from January  13,  1986
          (Inception) to June 30, 2000                    6

          Condensed   Statements  of   Cash   Flows
          (unaudited) for the Three Months and  Six
          Months Ended June 30, 2000 and 1999,  and
          from  the  Period from January  13,  1986
          (Inception) to June 30, 2000                    7

          Notes     to    Condensed    Financial
          Statements                                      9

          Item  2.   Management's  Discussion   and
          Analysis of Financial Condition  or  Plan
          of Operation                                   10

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K      11

          Signatures                                     12

(Inapplicable items have been omitted)

                                  PART I.
                           Financial Information

Item 1.  Financial Statements (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                  INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors and Stockholders
PACIFIC INTERNATIONAL HOLDING, INC.

I have reviewed the accompanying balance sheet of Pacific International Holding, Inc. (a development stage company) as of June 30, 2000, and the related statements of operations and cash flows for the three and six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the management of Pacific International Holding, Inc.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on by review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ David T. Thomson

Salt Lake City,  Utah
August 3, 2000

                   PACIFIC INTERNATIONAL HOLDINGS, INC.
                       (A Development Stage Company)

                              BALANCE SHEETS


                                  ASSETS

                                                June 30,      December 31,
                                                  2000            1999
                                               (unaudited)

CURRENT ASSETS:
  Cash in bank                                    $   3,110    $   615

    Total Current Assets                              3,110        615

TOTAL ASSETS                                      $   3,110    $   615

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                $       -    $     -
  State franchise tax payable                             -        100
  Accrued interest payable                               70          -
  Short term loan - related party                     4,000          -

    Total Current Liabilities                         4,070        100


STOCKHOLDERS' EQUITY:  (DEFICIT)
  Common stock $.001 par value, 60,000,000 shares
   authorized 4,844,378 shares issued and outstanding
   both periods                                       4,844      4,844

  Additional paid-in capital                         39,948     38,948
  Deficit accumulated during the development stage  (44,752)   (43,277)

    Total Stockholders' Equity  (Deficit)              (960)       515

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  3,110   $    615

 The accompanying notes are an integral part of these financial statements
                See Independent Accountant's Review Report

                   PACIFIC INTERNATIONAL HOLDINGS, INC.
                       (A Development Stage Company)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                 For the Three   For the Six
                                 Months Ended    Months Ended     Cumulative
                                   June 30,        June 30,      During the
                               _______________________________   Development
                                2000      1999    2000    1999      Stage

REVENUE
  Mill lease Income           $   -    $    -    $   -   $   -    $  4,000

EXPENSES:
  General and administrative   1,360     1,556    1,405   4,588     31,768
  Franchise tax expense            -         -        -       -        900
  Mill lease costs                 -         -        -       -      5,400
  Write-off millsite lease and
     uncollectible loan            -         -        -       -     11,025
  Amortization expense             -         -        -       -        783
                               _______   _______  _______  _______  ________
    Total Expenses             1,360     1,556    1,405   4,588     49,876

NET INCOME (LOSS) FROM
 OPERATIONS                   (1,360)   (1,556)  (1,405) (4,588)   (45,876)

OTHER INCOME (EXPENSE)
  Miscellaneous expense            -         -        -       -       (601)
  Interest expense               (70)     (132)     (70)   (289)      (975)
                               _______   _______  _______  ________ ________
NET INOCME (LOSS) BEFORE
 EXTRAORDINARY ITEM           (1,430)   (1,688)  (1,475) (4,877)   (47,452)
  Extraordinary Item -
   Forgiveness of debt             -         -        -       -          -


NET INCOME (LOSS)           $ (1,430) $ (1,688) $(1,475)$(4,877) $ (44,752)

INCOME (LOSS) PER SHARE     $  (0.00) $  (0.00) $ (0.00)$ (0.00) $   (0.01)

 The accompanying notes are an integral part of these financial statements
                  See Independent Account's Review Report

                    PACIFIC INTERNATIONAL HOLDINGS, INC.
                       (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                 For the Three    For the Six
                                 Months Ended    Months Ended      Cumulative
                                   June 30,        June 30         During the
                            _____________________________________  Development
                               2000       1999  2000      1999       Stage

CASH FLOWS FROM OPERATING ACTIVITIES
 Cash paid for Millsite Lease  $    -   $    -  $  -     $    -     $  (4,000)
 Cash paid for organization costs   -        -     -          -          (783)
 Cash paid for interest             -        -     -          -          (426)
 Cash paid for expenses        (1,360)  (1,387) (1,505)  (4,991)      (23,147)

 Net cash provided (used) from
  operating activities         (1,360)  (1,387) (1,505)  (4,991)      (28,356)


CASH FLOWS FROM (USED) IN INVESTING:
 ACTIVITIES
  Loan to stockholder               -        -       -        -        (3,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock
   for cash                         -        -       -        -         5,944
 Note payable                       -        -       -        -         5,000
 Payments on note payable           -     (172)      -     (421)       (5,000)
 Cash contributed by stockholder    -    1,001       -        -        21,822
 Loans from related party       4,000        -   4,000    4,901         6,700


 Net cash Provided (Used)
   by financing activities      4,000      829   4,000    4,480        34,466


NET CASH PROVIDED (USED)
  DURING PERIOD                (2,640)   (558)   2,495     (511)        3,110


CASH - BEGINNING OF PERIOD        470     967      615      920             -

CASH - ENDING OF PERIOD      $  3,110  $  490  $ 3,110  $   409    $    3,110


RECONCILIATION OF NET INCOME (LOSS) TO NET
 CASH PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)            $ (1,430)$(1,688) $(1,475) $(4,877)   $  (44,752)

 Adjustment to reconcile net
  income (loss) to net cash
  provided (uses) by operating
  activities                        -       -        -        -           783
 Amortization of organization costs
  Forgiveness of debt               -       -        -        -        (2,700)

  Write-off of Millsite Lease and
   uncollectible loan               -       -        -        -        11,025
  Stock issued for payment of
    expenses                        -       -        -        -         8,000
  Changes in assets and liabilities
  (Increase) decrease in stock
    subscriptions receivable        -       -        -        -          (782)
  (Increase) decrease in
    organization costs              -       -        -        -             -
  (Increase) decrease in prepaid
    expenses                        -     585        -      585             -
  (Increase) decrease in due
    from officer                    -       -        -        -             -
   Increase (decrease) in franchise
    tax payable                     -       -     (100)       -             -
   Increase (decrease) in accrued
    interest payable               70      31       70       28            70
   Increase (decrease) in accounts
     payable                        -    (315)       -     (727)            -

     Total adjustments             70     301      (30)    (114)       16,396


NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES       $ (1,360) $(1,387) $(1,505) $(4,991)    $ (28,356)

The accompanying notes are an integral part of these financial statements.
                See Independent Accountant's Review Report

                    PACIFIC INTERNATIONAL HOLDING, INC.
                       (A Development Stage Company)

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.


NOTE 2  -  SHORT TERM LOAN - RELATED PARTY

     The short term loan is with a director of the Company. The loan is to be repaid within 12 months or sooner. The loan origination date is April 27, 2000. The loan is unsecured and carries interest at 10% per annum.

             Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of
Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Three Month periods Ended June 30, 2000 and 1999

The Company had no revenue from continuing operations for the three-month periods ended June 30, 2000 and 1999.

General and administrative expenses for the three month periods ended June 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $1,360 and $1,556 for the three-month periods ended June 30, 2000 and 1999, respectively.

As a result of the foregoing factors, the Company realized a net loss of $1,430 for the three months ended June 30, 2000, as compared to a net loss of $1,688 for the same period in 1999.

Six Month periods Ended June 30, 2000 and 1999

The Company had no revenue from continuing operations for the six-month periods ended June 30, 2000 and 1999.

General and administrative expenses for the three month periods ended June 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $1,405 and $4,588 for the six-month periods ended June 30, 2000 and 1999, respectively.

As a result of the foregoing factors, the Company realized a net loss of $1,475 for the six months ended June 30, 2000, as compared to a net loss of $4,877 for the same period in 1999.

Liquidity and Capital Resources

At June 30, 2000, the Company had $3,110 cash in hand as compared to a cash in hand of approximately $615 at December 31, 1999.

Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a pubic company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the six month period ended June 30, 2000 (Exhibit ref. No. 27).

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PACIFIC INTERNATIONAL HOLDING, INC.


Date: August 9, 2000          By:/s/    Kitty Chow, President




Date: August 9, 2000          By:/s/    Kuen Chu, Secretary and Treasurer