Form 10QSB
period 2000-09-30
PACIFIC INTERNATIONAL HOLDING INC
filed 2000-11-21
CIK 1115551

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

State  the number of shares outstanding of each of the  issuer's
classes  of  common equity, as of November 13, 2000:   8,239,903
shares of common stock.


Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
               PACIFIC INTERNATIONAL HOLDING, INC.

                              INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements                   3

          Pacific   International   Holding,   Inc.
          (unaudited)

          Balance  Sheets  -  September  30,   2000       4
          (unaudited) and December 31, 1999

          Statements of Operations (unaudited)  for
          the  Three  Months and Nine Months  Ended       5
          September 30, 2000 and 1999, and for the Period from January 13, 1986 (Inception) to September 30, 2000

          Statements of Cash Flows (unaudited)  for       6
          the  Three  Months and Nine Months  Ended
          September 30, 2000 and 1999, and from the Period from January 13, 1986 (Inception) to September 30, 2000

          Notes to Financial Statements                   8

          Tamasik Technologies Corporation
          (audited)

          Independent Auditor's Report                    9

          Balance Sheet                                  10

          Statement of Operations                        11

          Statement of Stockholders' Equity              12

          Statement of Cash Flows                        13

          Notes to Financial Statements                  14

          Pacific International Holding,
          Inc./Tamasik Technologies Corporation
          (unaudited)

          Pro Forma Financial                            16

          Combined Balance Sheet                         17

          Combined Statement of Operations               18

          Pro  Forma  Combined Notes  to  Financial      19
          Statements

          Item  2.   Management's  Discussion   and      20
          Analysis of Financial Condition or Plan of Operation

PART II.  Other Information                              21

          Item 6.  Exhibits and Reports on Form 8-K      24

          Signatures                                     25

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

Also included with this report are the audited financial statement for Tamasik Technologies Corporation from Inception, June 9, 2000 to September 30, 2000 and unaudited Pacific International Holding, Inc./Tamasik Technologies Corporation Pro Forma Combined Balance Sheet and Income Statement

                   PACIFIC INTERNATIONAL HOLDING, INC.
                      ( Development Stage Company )
                              BALANCE SHEETS

                                            Sep 30,       Dec 31,
                                             2000          1999
                                            -------       -------
                                         (Unaudited)

ASSETS
CURRENT ASSETS
 Cash                                     $ 1,513       $   615
                                           --------      --------
     Total Current Assets                   1,513           615
                                           --------      --------
OTHER ASSETS
 Other Receivables                          1,000             -
                                           --------      --------
TOTAL ASSETS                              $ 2,513       $   615
                                           ========      ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                          $    -       $     -
   State franchise tax payable                  -           100
  Accrued interest payable                    170             -
  S/T Advance - Related Party               4,000             -
                                           -------      --------
   Total Current Liabilities                4,170           100
                                           -------      --------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $0.001 par value,
       60,000,000 shares authorized,
       4,844,378 share issued
       outstanding all periods
       presented                           4,844         4,844

  Additional paid-n capital               38,948        38,948
 Deficit accumulated
   during development stage              (45,449)      (43,277)
                                         --------      --------
   Total Stockholders'
     Equity (Deficit)                   $ (1,657)      $   515
                                         --------      --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUI                   $  2,513       $   615
                                         ========      ========

The accompanying notes are an integral part of these financial statements.

                   PACIFIC INTERNATIONAL HOLDING, INC.
                      ( Development Stage Company )
                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                              For the Three       For the Nine   Cumulative
                              Months Ended        Months Ended   During the
                              September 30,       September 30,  Development
                                                                 Stage
                             2000      1999     2000     1999

                           -------   -------  -------  ---------  -----------
REVENUES
 Milling lease income      $     -   $    -   $     -   $    -    $ 4,000
                           -----    -----    ------    -------     ------
EXPENSES
 General & administrative    597      718     2,002      5,306     32,365
 Franchise tax expense         -        -         -          -        900
 Millsite lease costs          -        -         -          -      5,400
 Write-off Millsite lease
 and uncollectible loan        -        -         -          -     11,025
 Amortization                  -        -         -          -        783
                          ------   ------    ------     ------      ------
     Total Expenses          597      718     2,002      5,306     50,473
                          ------   ------    ------     ------      ------
NET INCOME (LOSS)
  FROM OPERATIONS           (597)    (718)   (2,002)    (5,306)   (46,473)

OTHER INCOME (EXPENSE)
  Miscellaneous expense        -        -         -          -       (601)
  Interest expense          (100)       -      (170)      (289)    (1,075)
                          ------   ------    ------     ------      ------
NET INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM         (697)    (718)   (2,172)    (5,595)   (48,149)

EXTRAORDINARY ITEM
 Forgiveness of debt           -        -         -          -      2,700
                          ------   ------    ------     ------     ------
NET INCOME (LOSS)        $ (697)  $ (718)  $(2,172)   $(5,595)   $(45,449)
                          ======   ======    ======     ======     ======

INCOME (LOSS)
   PER SHARE             $ (0.00)  $(0.00)  $ (0.00)   $ (0.00)  $ (0.01)
                          ======    ======    ======    ======     ======




The accompanying notes are an integral part of these financial statements.

                   PACIFIC INTERNATIONAL HOLDING, INC.
                      ( Development Stage Company )
                         STATEMENT OF CASH FLOWS
                               (Unaudited)

                           For the Three     For the Nine      Cumulative
                           Months Ended      Months Ended      During the
                           September 30,     September 30,     Development
                          2000      1999     2000     1999     Stage
                         -------   -------  -------  -------  -----------

CASH FLOWS FROM
OPERATING ACTIVITIES

 Cash paid for Millsite
  Lease                 $     -  $     -   $     -   $     -   $(4,000)
 Cash paid for
  Organization costs          -        -         -         -      (783)
 Cash paid for interest       -        -         -         -      (426)
 Cash paid for expenses  (1,597)    (718)   (2,102)   (5,709)  (24,744)
                         ------   ------    ------   -------    -------
  Net cash used by
   operating activities  (1,597)    (718)   (3,102)   (5,709)  (29,953)
                          ------   ------    ------   -------   -------
CASH FLOWS FROM INVESTING
ACTIVITIES
 Loan to stockholder          -        -         -         -    (3,000)
                          ------   ------    ------   -------   -------
CASH FLOWS FROM FINANCING
ACTIVITIES
 Issuance of common
  stock for cash              -        -         -         -    5,944
 Note payable                 -        -         -         -    5,000
 Payments on note payable     -        -         -      (421)  (5,000)
 Cash contributed by
  stockholder                 -        -         -         -   21,822
 Loan from related party      -    1,000     4,000     5,901    6,700
                          ------   ------   -------   -------  -------
 Net cash provided by
   financing activities       -    1,000     4,000     5,480   34,466
                          ------   ------   -------   -------  -------
NET INCREASE (DECREASE)
 IN CASH                 (1,597)     282       898      (229)  1,513

CASH AT BEGINNING
 OF PERIOD                3,110      409       615       920       -
                          ------   ------    ------    ------  ------
CASH AT END
OF PERIOD                 $1,513    $ 691    $1,513     $ 691  $1,513
                         ======    ======   ======    ======   ======





RECONCILIATION OF NET INCOME (LOSS) TO NET
 CASH PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)          $ (697)  $(718)  $(3,172)  $ (5,595) $(45,449)

Adjustments to reconcile
 net (loss) to net cash
 (used) by operating
 activities
   Amortization of
  organization costs           -       -        -          -        783
   Forgiveness of debt         -       -        -          -     (2,700)
   Write-off of Millsite
    Lease and uncollectable
    loan                       -       -        -          -     11,025
   Stock issued for
    payment of expenses        -       -        -          -      8,000
 Change in assets
 and liabilities
 (Increase) decrease in
 accounts receivable     (1,000)       -        -          -    (1,000)
     (Increase) decrease in
      organization costs       -       -        -          -      (782)
     (Increase) decrease in
      prepaid expenses         -       -        -        585         -
     (Increase) decrease in
      due from officer         -       -        -          -         -
     Increase (decrease) in
      franchise tax payable    -       -     (100)         -         -
  Increase (decrease) in
  accrued interest payable   100       -      170         28       170
     Increase (decrease) in
    accounts payable           -       -        -       (727)        -
                            ------  ------   ------     ------    ------
Total adjustments           (900)      -       70       (114)    15,496
ash (used) by
operating activities     $(1,597) $ (718) $(3,102)  $ (5,709)  $(29,953)
                           ======  ======   ======     ======   ======

The accompanying notes are an integral part of these financial statements.

                    PACIFIC INTERNATIONAL HOLDING, INC.
                      (A Development Stage Company)

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at September 30, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial
statements.   The results of operations for the periods ended
September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2  -  SHORT TERM LOAN - RELATED PARTY

The short term loan is with a director of the Company. The loan is to be repaid within 12 months or sooner. The loan origination date is April 27, 2000. The loan is unsecured and carries interest at 10% per annum.

Independent Auditor's Report


Board of Directors
Tamasik Technologies Corporation


I have audited the accompanying balance sheet of Tamasik Technologies Corporation (A development stage company) as of September 30, 2000 and the related statements of operations, stockholders' equity and cash flows from inception (June 9, 2000) to September 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tamasik Technologies Corporation (A development stage company) as of September 30, 2000, and the results of its operations and its cash flows from inception (June 9, 2000) to September 30, 2000 in conformity with generally accepted accounting principles.

As discussed on Note 1, the Company has been in the development stage since its inception on June 9, 2000. The Company is just starting its business, and has a deficit from inception totaling $704. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

/s/ David T. Thomson, P.C.

Salt Lake City, Utah
November 10,  2000

                TAMASIK TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                          BALANCE SHEET

                             ASSETS

                                                             September 30,
                                                                 2000
[S]
CURRENT ASSETS:
     Cash                                                     $    236
     Prepaid expense                                             1,000
     Refund due - overpaid commissions                           1,800
               Total Current Assets                              3,036
OTHER ASSETS
     Deposit                                                     2,500
               Total Other Assets                                2,500

TOTAL ASSETS                                                $    5,536
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                      $    1,844
     Accrued liabilities                                        1,000

               Total Current Liabilities                        2,844

STOCKHOLDERS' EQUITY:

Common stock; $,001 par value, 50,000,000
shares authorized, 3,395,525 shares issued and
outstanding                                                     3,396
Additional paid-in capital                                          -
Deficit accumulated during the development stage                 (704)

               Total Stockholders' Equity                       2,692

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    5,536

The accompanying notes are an integral part of these financial statements.

                      TAMASIK TECHNOLOGIES CORPORATION
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS

                                                                    From
                                                                  Inception
                                                                (June 9, 2000)
                                                                to September 30,
                                                                     2000
FEES FOR SERVICES                                               $    32,920
DIRECT COST OF SERVICES                                             (16,147)

GROSS PROFIT                                                         16,773

OPERATING EXPENSES
   Advertising                                                        4,880
   Rentexpense                                                        3,750
   General and administrative                                         8,847

          Total Operating expense                                    17,477

NET INCOM5 (LOSS)                                                 $    (704)

EARNINGS (LOSS) PER SHARE                                         $   (0.00)

The accompanying notes are an integral part of these financial statements.

                     TAMASIK TECHNOLOGIES CORPORATION
                       (A Development Stage Company)

                    STATEMENT OF STOCKHOLDERS' EQUITY

                                                                          Deficit
                                                                         Accumulated
                                     Common Stock       Additional     From Inception
                                                         Paid-in       to September 30,
                                    Shares   Amount      Capital           2000
BALANCE, June 9, 2000 (inception)        -  $     -      $    -            $    -

Shares issued to officer for seirvices at $.001 per share
June 2000                        3,395,525    3,396           -               _

Net loss from inception to
September 30, 2000                      -         -           -            (704)

BALANCE, September 30, 20OO     3,395,525    $3,396     $     -           $(704)

The accompanying notes are an integral part of these financial statements.

                     TAMASIK TECHNOLOGIES CORPORATION
                      (A Development Stage Company)

                        STATEMENT OF CASH FLOWS
                                                                     From
                                                                   Inception
                                                                (June 9, 2000)
                                                               to September 30,
                                                                     2000
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received for services                                      $    32,920
Cash paid for expenses                                              (32,664)

    Total cash used in operating activities                             236

CASH FLOWS FROM INVESTING ACTIVITIES                                      -

CASH FLOWS FROM FINANCING ACTIVITIES                                      -

NET INCREASE (DECREASE) IN CASH                                         236

CASH - BEGINNING OF PERIOD                                                -

CASH - END OF PERIOD                                               $    236

RECONCILIATION  OF NET INCOME (LOSS) TO NET CASH PROVIDED  (USED)
BY OPERATING ACTIVITIES

NET INCOME (LOSS)                                                 $   (704)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities
Common stock issued for services                                     3,396
Changes in assets and liabilities
  Increase in prepaid expenses                                      (1,000)
  Increase in refund due - overpaid commissions                     (1,800)
  Increase in deposit                                               (2,500)
  Increase in accounts payable                                       1,844
  Increase in accrued expenses                                       1,000

          Total Adjustments                                            940

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  $    236

NONCASH TRANSACTIONS
 Common stock issued for services                                $   3,396

The accompanying notes are an integral part of these financial statements

                    Tamasik Technologies Corporation
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS

NOTE   1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Tamasik Technologies Corporation (the Company) was organized under the laws of the State of Utah on June 9, 2000 and has elected a fiscal year end of December 31st . The Company was formed to provide via the internet, online e-commerce solutions to merchants through online auctions and online shopping. The Company also provides web development and web page design, web hosting, affiliate sales commissions, advertisements, and e-commerce solutions for merchants. All revenue to date is from fees for the above services. The Company's offices are located in Flushing, New York. The Company is just starting its planned principle operations and is considered a development stage company as defined in SFAS No. 7.

     Net  Earnings  Per Share  -  The computation of  net  income
     (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented.

     Income Taxes - Due to an operating loss at September 30, 2000, no provisions for income taxes has been made. To date, there are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. The Company has not yet completed its first year of taxable operations and thus the first year tax information is not available.

     Revenue Recognition   -   The Company recognizes revenue for
     its services at the time the services have been completed.

     Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE   2  -  EQUITY TRANSACTIONS

     The Company on June 9, 2000 issued 3,395,525 shares of $.001 par value common stock at par value in exchange for services which at the time of exchange were deemed to have a value of $3,396.

NOTE   3  -  COMMITMENTS AND AGREEMENTS

     The Company has leased office space in Flushing, New York at $1,250 per month for twelve months through June 30, 2001; $1,350 per month through June 30, 2002; and $1,395.50 per month through June 30, 2003. The Company paid a $2,500 deposit as a condition of the lease.

     As part of some of the contracts for services entered into with clients, the Company has included a one year of free hosting as part of the fee paid for its services.

                Tamasik Technologies Corporation
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS


NOTE   4  -  RELATED PARTY TRANSACTIONS

     Of  the  $16,147  of  costs attributed  to  direct  expenses related to service revenue, $7,201 was paid to the Company's' President and sole stockholder for his work associated with website design and engineering. Also included in the above were payments related to the use of equipment owned by the President and sole stockholder for website design and engineering and other revenue activities provided by the Company as described above in Note 1.

NOTE   5  -  SUBSEQUENT EVENTS

     On November 10, 2000, The Company became a wholly owned subsidiary of Pacific International, Holding, Inc. (Pacific). All of the issued and outstanding common shares of the Company were exchanged for 3,395,525 shares of common stock of Pacific. The exchange was pursuant to an Agreement and Plan of Reorganization dated November 10, 2000. The shares were not issued in connection with any public offering. Pacific is a Development Stage Company incorporated in the State of Utah. It is anticipated that the business combination will be treated for accounting purposes as purchase of The Company by Pacific.

                    PACIFIC INTERNATIONAL HOLDING, INC.
                     TAMASIK TECHNOLOGIES CORPORATION
           PROFORMA COMBINED BALANCE SHEET AND INCOME STATEMENT
                               (Unaudited)


The  following  unaudited  proforma combined  balance  sheet  and
statement  of  operations  aggregates  the   balance  sheet   and
statement of operations of Pacific International Holding, Inc. (Parent) (A Utah Corporation) as of September 30, 2000 and the balance sheet and statement of operations of Tamasik Technologies Corporation (Subsidiary) (A Utah Corporation) as of September 30, 2000 giving effect to a transaction completed on November 10, 2000, wherein Parent acquired Subsidiary as a wholly-owned subsidiary (the "Acquisition"). This business combination is treated as a purchase of Subsidiary by Parent. Parent issued common stock in exchange for all of the issued and outstanding shares of Subsidiary. The following proforma balance sheet and statement of operations uses the assumptions as described in the notes and the historical financial information available at September 30, 2000. The financial statements of Parent at
September 30, 2000 are reviewed. The financial statements of Subsidiary at September 30, 2000 are audited.

The unaudited proforma combined balance sheet and statement of income should be read in conjunction with the separate financial statements and related notes thereto of Parent and Subsidiary. The unaudited proforma condensed combined balance sheet and statement of income are not necessarily indicative of the condensed combined balance sheet and statement of income which might have existed for the periods indicated or the results of operations as they may appear now or in the future.

                   PACIFIC INTERNATIONAL HOLDING, INC.
                    TAMASIK TECHNOLOGIES CORPORATION
                    PROFORMA COMBINED BALANCE SHEET
                             (Unaudited)

      Giving effect to an Acquisition on November 10, 2000

                         Pacific
                         International  Tamasik        Proforma
                         Holding,       Technologies   Increase      Proforma
                            Inc.        Corporation    (Decrease)    Combined
ASSETS                   (9-30-00)      (9-30-00)
Current Assets:
    Cash               $   1,513        $   236        $    -      $    1,749
    Prepaid expense            -          1,000             -           1,000
    Refund due -
    overpaid commissions       -          1,800             -           1,800

Total Current Assets       1,513          3,036             -           4,549

Other Assets
 Deposit                       -          2,500             -           2,500
 Other receivable          1,000              -        (1,000) (2)          -

  Total Other Assets       1,000          2,500        (1,000)          2,500

   Total Assets         $  2,513       $ 5,5215      $ (1,000)          7,049
                         --------      --------      ---------         -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable              -          1,844            -            1,844
 Accrued liabilities         170          1,000       (1,000) (2)         170
 Short-term advance -
  related party            4,000              -            -            4,000

Total Current Liabilities  4,170          2,844       (1,000)           6,014
                          -------        -------     ----------         ------
Stockholders' Equity
Common stock, $.001 par value,
60,000,000'shares
authorized, 8,239,903 shares
issued and outstanding     4,844          3,396                         8,240

Additional paid-in
capital                   38,948              -          (704) (1)     38,244
Deficit accumulated during
the development stage    (45,449)          (704)           704 (1)    (45,449)

Total Stockholders'
Equity (deficit)          (1,657)         2,692              -          1,035

Total Liabilities and
Stockholders' Equity  $    2,513          5,536       $ (1,000)     $    7049
                      -----------        -------      ---------     ----------

The accompanying notes are an integtal part of this balance sheet.

                PACIFIC INTERNATIONAL HOLDING, INC.
                 TAMASIK TECHNOLOGIES CORPORATION
              PROFORMA COMBINED STATEMENT OF OPERATIONS
                             (Unaudited)

      Giving effect to an Acquisition on November 10, 2000

                                    Pacific
                                  International     Tamasik        Proforma
                                    Holding         Technologies   Increase      Proforma
                                     Inc.           Corporation    (Decrease)    Combined
                                 (1-1-00 to          (6-9-00 to
                                   9-30-00)           9-30-00)
FEES FOR SERVICES               $         -         $    32,920   $        -    $  32,920
DIRECT COST OF SERVICES                   -             (19,603)           -      (19,603)

     Gross profit                         -              13,317            -       13,317

OPERATING EXPENSES

Advertising                               -              4,880             -        4,880
Rent expense                              -              3,750             -        3,750
General and administrative            2,002              5,391             -        7,393

     Total operating expenses         2,002             14,021             -       16,023

     Loss from operations            (2,002)              (704)            -       (2,706)

OTHER EXPENSES

Interest expense                       (170)                 -             -         (170)

NET LOSS                         $   (2,172)         $    (704)       $    -     $  (2,876)

Earning loss Per Share                                                           $   (0.00)
<TABLE/>
The accompanying notes are an integral part of this statement of operations




                 PACIFIC INTERNATIONAL HOLDING, INC.
                  TAMASIK TECHNOLOGIES CORPORATION
         PROFORMA COMBINED NOTES TO THE FINANCIAL STATEMENTS
                             (Unaudited)


Proforma  Adjustments - (1) Pacific International  Holding,  Inc.
acquired  all  of  the issued and outstanding shares  of  Tamasik
Technologies  Corporation  in exchange for  3,395,525  restricted shares of previously authorized but unissued shares of its common stock.  The  business combination is being treated for accounting purposes  as  a  purchase  The Proforma Financial Statements  use historical cost values at the time of acquisition and thus  their
is  no goodwill recorded.  (2) This is an elimination entry.   It
eliminates a receivable and payable between the two companies  at
September 30, 2000.

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

Three Month periods Ended September 30, 2000 and 1999

The Company had no revenue from continuing operations for the three-month periods ended September 30, 2000 and 1999.

General  and administrative expenses for the three month  periods ended September 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses,  and  accounting and  auditing costs.  These expenses were $597 and $718  for  the
three-month   periods  ended  September  30,   2000   and   1999,
respectively.

Interest  expense was $100 for the three months  ended  September
30,  2000 as compared to -0- for the three months ended September
30, 1999.

As a result of the foregoing factors, the Company realized a net loss of $697 for the three months ended September 30, 2000, as compared to a net loss of $718 for the same period in 1999.

Nine Month periods Ended September 30, 2000 and 1999

The Company had no revenue from continuing operations for the nine-month periods ended September 30, 2000 and 1999.

General and administrative expenses for the nine month periods ended September 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,002 and $5,306 for the nine-month periods ended September 30, 2000 and 1999, respectively.

Interest expense was $170 for the nine months ended September 30, 2000 as compared to $289 for the nine months ended September 30, 1999.

As  a result of the foregoing factors, the Company realized a net loss  of $2,172 for the nine months ended September 30, 2000,  as compared to a net loss of $5,595 for the same period in 1999.
                               20


Liquidity and Capital Resources

At September 30, 2000, the Company had $1,513 cash in hand as compared to a cash in hand of approximately $615 at December 31, 1999.

Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months.
However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change. The Company's current operating plan is to
(i) handle the administrative and reporting requirements of a pubic company, and (ii) continue to search for potential businesses, products, technologies and companies for acquisition.

                         PART II.  OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.

On November 10, 2000, the Company issued 3,395,525 shares of restricted common stock to Mr. Stanley Hong, the sole shareholder of Tamasik Technologies Corporation, in exchange for all the issued and outstanding shares of Tamasik. The exchange was pursuant to an Agreement and Plan of Reorganization dated
November 10, 2000, under Section 368(a)(1)(B) of the Internal
Revenue Code of 1986, as amended. The shares were not issued in connection with any public offering. The Company relied upon
Section 4(2) of the Securities Act to effect the transaction, and no commissions were paid on the transaction.

Item 5.  Other Information

On November 10, 2000, the Company acquired Tamasik Technologies
Corporation as a wholly owned subsidiary.  The Company issued
3,395,525 shares of common stock to Mr. Stanley Hong, the sole shareholder of Tamasik in return for all of the issued and outstanding shares of Tamasik. The issuance of shares to Mr.
Hong place him in a position of owning 41.20% of the Company's issued and outstanding stock. The consideration exchanged in the acquisition was negotiated between the Company and Tamasik. In evaluating Tamasik as a candidate for the exchange, management of the Company evaluated the assets, present and anticipated operations, and management of Tamasik. The following is a description of Tamasik and the business the Company will pursue.

Tamasik Technologies Corporation was incorporated in the State of Utah on June 9, 2000. The business of Tamasik is to provide via the internet, online e-commerce solutions to merchants through online auctions and online shopping. Tamasik has developed technology that enables website translation into five different languages, all with the simple click of an icon. These languages are English, Chinese, Korean, Japanese and Spanish. Tamasik provides various Asian language search engine capabilities that facilitate international users to locate and tabulate participating merchants by products and stores. Tamasik currently has the capability to build online stores in any major language in three days.

Tamasik uses multiple languages to accommodate internet users worldwide. Revenue sources are from web development and web page design; web hosting; affiliate sales commissions; advertisements;
and e-commerce solutions for merchants. Tamasik is targeting the Asian American market which is a well-educated market and one of the fastest growing segments of the online community. As this market continues to grow, Tamasik anticipates a heavy demand for business owners to have their company name, products and services on the internet. Tamasik intends to provide our services to these companies in every aspect of their online existence. Tamasik will create websites for those with no website and help with the marketing for companies who have existing websites.

Services provided by Tamasik include:

     Website design and development for business-to-businesssites
     Brand management
     Website strategic design and e-commerce planning
     Interactive business and marketing consulting
     Website marketing, advertising and promotion
     Corporate consumer services intranet
     Complete redesign of the corporate and residential flooringsections
     Strategy and sales force extranet
     Market localization and e-commerce solutions
     Online brand management and E-dentity
     Branding and promotion of websites
     Multi media development and production
     E-commerce strategy and banner development
     Site marketing and promotion case study
     E-strategy planning and implementation
     E-media buying and production

In addition to providing services to other businesses, Tamasik will continue to develop its own website with the objective to have an online shopping and auction site that people from all walks of life can feel comfortable visiting. Tamasik's unique shopping portal translates into English, Korean, Chinese and Japanese. Tamasik has linked, co-branded and contracted with more than 300 online stores including Dell Computer, Amazon, CD
Now, Progressive, Etoys, Fogdog, Beyond, Swiss Army, Officemax,
Disney.com, Travelocity, Skymall, Priceline, Up4Sale and more.

Tamasik also targets companies with existing websites who would like to advertise their company, products and services to Tamasik's audience. The target company chooses the language site that they would like to advertise on and the type of advertisement they prefer. Advertisements come by way of Sponsorships, Banners, Stores of the Week and Listings. Tamasik also provides e-commerce solutions for businesses that either do not yet have a website, or that have a website and would like it translated into another language.

Currently, Tamasik is taking advantage of the enormous need for website development in the Asian American markets. Through heavy advertising on the first page of the Chinese World Journal and Korea Times, Tamasik is building a presence in the Asian American community.

Tamasik believes it is competitive because Tamasik uses human programmers and designers to translate websites whereas competitors do not. Many other companies who translate websites simply develop the website in English, and then use software to translate the site into multiple languages. The problem with that method is that translation errors occur frequently. At
Tamasik, bilingual employees develop the websites, eliminating the translation errors.

Mr. Stanley Hong will continue to direct the operations of Tamasik. Mr. Hong has a degree in finance and economics from New
York University. From 1987 to 1988 he was an insurance agent for Metropolitan Life Insurance Company. From 1988 to the present, he is the principal and president of Stanley Insurance Agency.


The following table sets forth as of November 10, 2000, the name and the number of shares of the Registrant=s Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 8,239,903 issued and outstanding shares of the Registrant=s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.


Title of       Name and Address of            Amount and Nature of    Percentage of
Class
Class          Beneficial Owner               Beneficial Ownership

Common         Kitty Chow (1)(4)                   -0-                 -0-
               633 Franklin Avenues, Suite 265
               Nutley, New Jersey 07110

Common         Kuen Chu (1)(2)(4)                655,696             7.95%
               11 Hickory Street
               Bloomfield, NJ 07003

Common         Shui Yuen Chan (1)(3)            3,344,125           40.58%
               2 Jay Court
               Sayville, NY  11782

Common         ACC Jin Tai Industrial
               Group, Inc.(4)                  3,344,125           40.58%
               149-48 Beech Avenue
               Flushing,  New York  11355

Common         PH Gold Financial Company        644,000            7.81%
               11 Hickory Street
               Bloomfield,  NJ  07003

Common         Stanley Hong                   3,395,525           41.20%
               145-27 13 Avenue
               Whitestone, NY  11257
______________________________________________________________________________

Common    Officers and Directors              3,999,821          48.54%
          as a Group: 3 people


(1)  Officer and/or director.

(2) Mr. Chu owns 11,696 shares directly and as a control person of PH Gold Financial Company, Mr. Chu is considered beneficial owner of the 644,000 shares held by PH Gold Financial Company.

(3)  Mr. Chan is the president of ACC Jin Tai Industrial Group,
Inc., and as such is considered to have beneficial ownership of the 3,344,125 shares held by ACC Jin Tai Industrial Group, Inc.

(4)  Ms. Chow and Mr. Chu are shareholders of ACC Jin Tai
Industrial Group, Inc., but do not have control positions nor are they officers or directors of that Company and therefore are not considered to have any beneficial ownership through ACC Jin Tai
Industrial Group, Inc.

     There are no contracts or other arrangements that could result in a change of control of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

Exhibits:

Exhibit        SEC Ref.       Title                                   Location

1              2              Agreement and Plan of Reorganization    Attached
2              27             Financial Data Schedule                 Attached

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PACIFIC INTERNATIONAL HOLDING, INC.


Date:11/20/00                 By:/s/Kitty Chow
                              Kitty Chow, President




Date:11/20/00                 By/s/ Ken Chu
                              Kuen Chu, Secretary and Treasurer