Form 10KSB
period 2000-12-31
PACIFIC INTERNATIONAL HOLDING INC
filed 2001-04-02
CIK 1115551

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-KSB
            Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2000

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from             to
                                    -----------    -------------

                    Commission File Number 000-30771


                   Pacific International Holding, Inc.
             (Name of small business issuer in its charter)

          Utah                                 87-0439580B
(State or other jurisdiction of          (I.R.S. Employer I.D. No.)
incorporation or organization)

163-10 Northern Boulevard, Suite 202, Flushing, New York  11458
(Address and Zip Code of principal executive offices)

Issuer's telephone number, including area code: 718-460-4728

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                  $.001 par value, common voting shares
                            (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [ X ]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
form 10-KSB or any amendment to this Form 10-KSB. [    ]

The issuer's revenue for its most recent fiscal year was: $39,242

The aggregate market value of the issuer's voting stock held as of March 22, 2001, by non-affiliates of the issuers was $-0-.

As of March 22, 2001, issuer had 8,239,903 shares of its $.001 par value common stock outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]
Documents incorporated by reference: none

PART I

Item 1.  Description of Business.

Pacific International Holding, Inc., ("Pacific" or the "Company") was originally incorporated in Utah on November 3, 1986 under the name Pine Bird Mining and Milling, Inc. On April 1, 1994, the Company changed its name to Pacific International Holding, Inc.

     On November 10, 2000, the Company acquired Tamasik Technologies Corporation as a wholly owned subsidiary. The Company issued 3,395,525 shares of common stock to Mr. Stanley Hong, the sole shareholder of Tamasik in return for all of the issued and outstanding shares of Tamasik. The issuance of shares to Mr. Hong place him in a position of owning 41.20% of the Company's issued and outstanding stock. The consideration exchanged in the acquisition was negotiated between the Company and Tamasik. In evaluating Tamasik as a candidate for the exchange, management of the Company evaluated the assets, present and anticipated operations, and management of Tamasik. The following is a description of Tamasik and the business the Company is now pursuing.

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

     Services provided by Tamasik include:

     Website design and development for business-to-business sites
     Brand management
     Website strategic design and e-commerce planning
     Interactive business and marketing consulting
     Website marketing, advertising and promotion
     Corporate consumer services intranet
     Complete redesign of the corporate and residential flooring sections Strategy and sales force extranet
     Market localization and e-commerce solutions
     Online brand management and E-dentity
     Branding and promotion of websites
     Multi media development and production
     E-commerce strategy and banner development
     Site marketing and promotion case study
     E-strategy planning and implementation
     E-media buying and production

     In addition to providing services to other businesses, Tamasik will continue to develop its own website with the objective to have an online shopping and auction site that people from all walks of life can feel comfortable visiting. Tamasik's unique shopping portal translates into English, Korean, Chinese and Japanese. Tamasik has linked with more than 300 online stores including Dell Computer, Amazon, CD Now, Progressive, Etoys, Fogdog, Beyond, Swiss Army, Officemax, Disney.com, Travelocity, Skymall, Priceline, Up4Sale and more.

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

Competition

     Tamasik believes it is competitive because Tamasik uses human programmers and designers to translate websites whereas competitors do not. Many other companies who translate websites simply develop the website in English, and then use software to translate the site into multiple languages. The problem with that method is that translation errors occur frequently. At Tamasik, bilingual contract employees will develop the websites, eliminating the translation errors.

     The Company will be competing with many other internet based companies and web developers. Many of the competitors have more experience, greater financial and professional resources, and proven operations than the Company. There can be no assurance the Company will be able to penetrate the market and sell its services successfully.

Employees

     The Company does not currently have any employees other than its officers. Mr. Stanley Hong directs the operations of Tamasik. The Company intends to hire contract employees as needed.

Item 2.  Description of Property.

The Company does not currently own any property. The Company leases office space in Flushing, New York at $1,250 per month for twelve months through June 30, 2001; $1,350 per month through June 30, 2002; and $1,395.50 per month through June 30, 2003. The Company paid a $2,500 deposit as a condition of the lease. The Company believes these facilities will be adequate for the next three years.

Item 3.  Legal Proceedings.

     No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests in actions that are adverse to the Company's interests.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

There currently is no trading market for the Company=s $.001 par value common stock nor has there been a trading market for the Company=s stock since its inception.

     The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Utah law. Under Utah law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations for the period ending December 31, 2000

     The Company has little cash and has experienced losses from inception. The Company has not had any revenues from operations in fiscal year 1999. The Company recognized revenue during 2000 as a result of acquiring Tamasik and its operations. As of December 31, 2000, the Company had $1,182 cash on hand. As of that date, the Company had outstanding liabilities in the amount of $10,450. The Company, through its subsidiary, is just starting its business, and the consolidated entity has a deficit totaling $9,785.

     The Company recognized $39,242 in fees for services and direct costs of services was $17,274, with a gross profit of $21,968. Total operating expenses for the Company were $31,685 resulting in a net loss before other items of $9,717. Interest expense was $66 for the year ended December 31, 2000. The Company realized a net loss of $9,783.

Liquidity and Capital Resources

     The Company has $1,182 in cash and anticipates generating revenue through the sale of its internet services. Revenue will be generated by offering web site development, web page design, web hosting, affiliate sales commissions, advertisements and e-commerce solutions for merchants.

     The Company has no material commitments for capital expenditures for the next twelve months.

     As of the date of this report, the Company has yet to generate positive cash flow from operations. Since inception, the Company has primarily financed its operations from stockholder advances, the sale of common stock and officer loans. The Company believes that its current cash needs can be met with the cash on hand, revenues and loans from officers and directors for at least the next twelve months. However, it may be necessary to raise additional capital in order to pursue certain business opportunities. This may be accomplished by selling common stock of the Company.

Item 7.  Financial Statements.

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.
                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The following table sets forth the name, age, position and office term of each executive officer and director of the Company as of December 31, 2000.

Name                Age  Position                  Director or Officer Since

Kitty Chow          57   President and Director        December, 1997

Kuen Chu            54   Secretary, Treasurer and      April, 1994
                         Director

Shui Yuen Chan      61   Director                      December, 1997


All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Lady Kitty Chow, President and Director, age 57. Lady Chow graduated from Tian Chiang University of Taiwan and earned a certificate from New York University for property appraisal in 1987. She has been extensively involved in New York City real estate. Lady Chow is currently president of Yen Tung Consulting Corp., which is a real estate/mortgage and building management company. Lady Chow has had long term experience in financing enterprises. Lady Chow is a Deputy Principal of Beijing Youth Enterprises Management College. Lady Chow is also an outstanding member of the Chinese-American Friendship Trading Association, which is a non-profit organization with over 280 members in the U.S.

Kuen Chu, Secretary and Director, age 54. Mr. Chu received a Bachelor Degree in Mechanical Engineering from City College of New York and has continued his education by attending the Advanced Interactive Technology school, an authorized Microsoft Training Center. A General Engineer in the US Army, Mr. Chu became a China Business Consultant with Forgamo, Inc. in May 1986. He was there until January 93 where he worked with legal and accounting firms in both Beijing, China and New York. Since 1993, Mr. Chu has been a China Business Consultant for Frontier Financial Service Co., Ltd. where he is a liaison between client companies and the financial communities both in China and the United States. Mr. Chu advises clients on various merge deals and other financial matters.

Shui Yuen Chan, Director, age 61. Mr. Chan owns two Chinese restaurants and a clothing importing company in Nassau County, New York. Mr. Chan became involved with the China trade in the early 1980's and has established excellent relationships with certain provincial government officials in China. Mr. Chan has been a member of the Chinese Business Association of New York City since 1986.

Item 10.  Executive Compensation

     The Company's officers and directors do not receive any compensation for services rendered to the Company, have not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. However, the officers and directors of the Company anticipate receiving benefits as beneficial shareholders of the Company's common stock.

     Mr. Stanley Hong, president of Tamasik, our subsidiary, received $7,201 for fiscal year end December 31, 2000. The $7,201 was for his work associated with website design and engineering and also included payments related to the use of equipment owned by Mr. Hong. We do not have any formal employment agreement with Mr. Hong and will compensate him as revenues are generated for work performed.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change of control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of March 22, 2001, the name and the number of shares of the Registrant=s Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 8,239,903 issued and outstanding shares of the Registrant=s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


Title of  Name and Address of     Amount and Nature of  Percentage of Class
Class     Beneficial Owner        Beneficial Ownership

Common    Kitty Chow (1)(4)                 -0-                 -0-
          633 Franklin Avenues,
          Suite 265
          Nutley,  New Jersey  07110

Common    Kuen Chu (1)(2)(4)              655,696             7.95%
          11 Hickory Street
          Bloomfield, NJ  07003

Common    Shui Yuen Chan (1)(3)         3,344,125           40.58%
          2 Jay Court
          Sayville, NY  11782

Common    ACC Jin Tai Industrial
          Group, Inc.(4)                3,344,125           40.58%
          149-48 Beech Avenue
          Flushing,  New York  11355

Common    PH Gold Financial Company       644,000            7.81%
          11 Hickory Street
          Bloomfield,  NJ  07003

Common    Stanley Hong                  3,395,525           41.20%
          145-27 13 Avenue
          Whitestone, NY  11257
--------------------------------------------------------------------------

Common    Officers and Directors        3,999,821           48.54%
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

Item 12.  Certain Relationships and Related Transactions.

     The Company paid $7,201 to Stanley Hong, Tamasik's president for his work associated with website design and engineering. Also included in the $7,201 were payments related to the use of equipment owned by Mr. Hong.

     Mr. Chan advanced money to the Company to pay for expenses not covered by the operations of the Company. Mr. Chan loaned $4,000 to the Company. The note is due upon demand, unsecured and carries an interest rate of 10% per annum.

     Subsequent to year end, officers and directors of the Company have advanced money to cover operating expenses of the Company.

Item 13.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K

     A report on Form 8-K was filed with the Securities and Exchange Commission on November 29, 2000. The Company's Form 10-SB registration statement was filed on June 8, 2000 and two amendments to the Articles of Incorporation were inadvertently left out of the filing. The purpose for the 8-K report was to file, with the Securities and Exchange Commission, copies of Articles of Amendment to the Articles of Incorporation of Pacific International Holding, Inc. dated March 18, 1998 and March 30, 1998 and thereby have on record, a complete history of the Company's Articles of Incorporation and all amendments thereto.

Exhibits

Exhibit
Number    Title of Document             Location

10.1      Promissory Note               Attached


                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Pacific International Holding, Inc.


Date: March 30, 2001               By: /s/ Kitty Chow
                                      --------------------------
                                   Kitty Chow, President


Date: March 30, 2001               By: /s/ Kuen Chu
                                      --------------------------
                                   Kuen Chu, Secretary and Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 30, 2001               By: /s/ Kitty Chow
                                      -------------------------
                                   Kitty Chow, Director

Date: March 30, 2001               By: /s/ Kuen Chu
                                      -------------------------
                                   Kuen Chu, Director

Date: March 30, 2001               By: /s/ Shui Yuen Chan
                                      -------------------------
                                   Shui Yuen Chan, Director






           Pacific International Holding, Inc. and Subsidiary
                      (Development Stage Companies)

                    Consolidated Financial Statements

           From Inception (June 9, 2000) to December 31, 2000

                                  with

                      Independent Auditor's Report




           Pacific International Holding, Inc. and Subsidiary
                     ( Development Stage Companies)


                                CONTENTS


                                                                  PAGE


Independent Auditor's Report                                         1

Consolidated Balance Sheet                                           2

Consolidated Statement of Operations                                 3

Consolidated Statement of Stockholders' Equity                       4

Consolidated Statement of Cash Flows                                 5

Notes to Consolidated Financial Statements                           8



[Letterhead]


Independent Auditor's Report


Board of Directors
Pacific International Holding, Inc. and Subsidiary


I have audited the accompanying consolidated balance sheet of Pacific International Holding, Inc. and Subsidiary (development stage companies) as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows from inception (June 9, 2000) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific International Holding, Inc. and Subsidiary (development stage companies) as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows from inception (June 9, 2000) to December 31, 2000 in conformity with generally accepted accounting principles.

As discussed on Notes 1 and 7, the Company and its subsidiary have been in the development stage since their inceptions. The Company, through its subsidiary, is just starting its business, and the consolidated entity has a deficit totaling $9,785. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

/s/ David T. Thomson, P.C.

Salt Lake City, Utah
March 21,  2001



            PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY
                      ( Development Stage Companies )
                        CONSOLIDATED BALANCE SHEET


                          ASSETS
                                                    December 31,
                                                       2000
                                                      -------
CURRENT ASSETS:
  Cash                                               $ 1,182
  Refund due - overpaid commissions                      673
                                                      -------
     Total Current Assets                              1,855
                                                      -------
OTHER ASSETS:
  Deposit                                              2,500
                                                      -------
     Total Other Assets                                2,500
                                                      -------
TOTAL ASSETS                                         $ 4,355
                                                      =======
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $ 6,080
  Accrued liabilities                                    370
  Note payable to director                             4,000
                                                      -------
     Total Current Liabilities                        10,450
                                                      -------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value,
   60,000,000 shares authorized,
   8,239,903 shares issued and outstanding             8,240

  Capital in excess (discount) of par                 (4,550)
  Deficit accumulated during development stage        (9,785)
                                                      -------
     Total Stockholders' Equity                       (6,095)
                                                      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 4,355
                                                      =======

The accompanying notes are an integral part of these consolidated financial statements.


            PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY
                      ( Development Stage Companies)

                   CONSOLIDATED STATEMENT OF OPERATIONS


                                                     From Inception
                                                     (June 9, 2000)
                                                          to
                                                    December 31, 2000
                                                    -----------------


FEES FOR SERVICES                                     $ 39,242

DIRECT COST OF SERVICES                                (17,274)
                                                       --------
GROSS PROFIT                                            21,968

OPERATING EXPENSES
 Advertising                                             4,880
 Rent expense                                            7,750
 Legal and professional fees                             8,914
 General and administrative                             10,141
                                                        ------
    Total Operating Expenses                            31,685
                                                        ------
NET INCOME (LOSS) BEFORE OTHER ITEMS                    (9,717)

OTHER INCOME (EXPENSE)
  Interest expense                                         (66)
                                                        ------
NET INCOME (LOSS)                                     $ (9,783)
                                                        ======
EARNINGS (LOSS) PER SHARE                             $  (0.00)
                                                        ======


The accompanying notes are an integral part of these consolidated financial statements.


            PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY
                      ( Development Stage Companies )
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                       Deficit
                                         Capital in  Accumulated
                                           Excess     During the
                         Common Stock     (Deficit)   Development
                       Shares    Amount    of Par       Stage       Total
                     ---------  --------- --------  ------------  --------
BALANCE,
at November 3,               0  $     0   $      0   $       0    $     0
 1986 (Inception)

*Shares issued to
 initial stockholders
 for cash,
 November 3, 1986
 at $.01 per share     200,000    2,000          0           0      2,000

*Shares issued to
 initial stockholders
 in exchange for
 Millsite Lease
 assignment,
 November 1896 at
 $.01 per share        802,500    8,025          0           0      8,025

*Net income (loss)
 from November 3,
 1986 (inception) to
 December 31, 1986           0        0     (1,078)          0     (1,078)
                     ---------   ------    -------      ------     ------
BALANCE,
 December 31, 1986   1,002,500   10,025     (1,078)          0      8,947

*Net income (loss)
 for the year ended
 December 31, 1987           0        0        906           0        906
                     ---------   ------    -------      ------     ------
BALANCE,
 December 31, 1987   1,002,500   10,025      (172)           0      9,853

*Capital contributed
 by related party            0        0      1,050           0      1,050

Net income (loss)
 for the year ended
 December 31, 1988           0        0    (10,348)          0    (10,348)
                     ---------   ------    -------      ------     ------
BALANCE,
 December 31, 1988   1,002,500   10,025     (9,470)          0        555

*Net income (loss)
 for the year ended
 December 31, 1989           0        0       (184)          0       (184)
                     ---------   ------    -------      ------     ------
BALANCE,
 December 31, 1989   1,002,500   10,025     (9,654)          0        371

*Net income (loss)
 for the year ended
 December 31, 1990           0        0       (180)          0       (180)
                     ---------   ------    -------      ------     ------
BALANCE,
 December 31, 1990   1,002,500   10,025     (9,834)          0        191

*Net income (loss)
 for the year ended
 December 31, 1991           0        0       (161)          0       (161)
                     ---------   ------    -------      ------     ------
BALANCE,
 December 31, 1991   1,002,500   10,025     (9,995)          0         30

*Net income (loss)
 for the year ended
 December 31, 1992           0        0        (24)          0        (24)
                     ---------   ------    -------      ------     ------
BALANCE,
 December 31, 1992   1,002,500   10,025    (10,019)          0          6

*Capital contributed
 by stockholder              0        0        782           0        782

*Net income (loss)
 for the year ended
 December 31, 1993           0        0       (788)          0       (788)
                     ---------   ------    -------      ------     ------
BALANCE,
 December 31, 1993   1,002,500   10,025    (10,025)          0          0

*Change in authorized
 shares from 5,000,000
 to 50,000,000 and
 par value from $.01
 to $.001                    0   (9,023)     9,023           0          0

*Shares issued for
 professional
 compensation and for
 consulting services
 at par value of
 $.001 per share     8,000,000    8,000          0           0      8,000

*Capital contributed
 by related party            0        0         25           0         25

*Net income (loss)
 for the year ended
 December 31, 1994           0        0      (8,125)         0     (8,125)
                     ---------   ------     -------     ------     ------
BALANCE,
 December 31, 1994   9,002,500    9,002      (9,102)         0       (100)

*Capital contributed
 by related party            0        0          25          0         25

*Net income (loss)
 for the year ended
 December 31, 1995           0        0        (171)         0       (171)
                     ---------   ------     -------     ------     ------
BALANCE,
 December 31, 1995   9,002,500    9,002      (9,248)         0       (246)

*Capital contributed
 by related party            0        0          25          0         25

*Net income (loss)
 for the year ended
 December 31, 1996           0        0        (179)         0       (179)
                     ---------   ------     -------     ------     ------
BALANCE,
 December 31, 1996   9,002,500    9,002     (9,402)          0       (400)

*Reverse split on a
 basis of 1 for 10  (8,102,277)  (8,102)     8,102           0          0

*Capital contributed
 by related party            0        0         25           0         25

*Net income (loss)
 for the year ended
 December 31, 1997           0        0      (188)           0       (188)
                     ---------   ------    -------      ------     ------
BALANCE,
 December 31, 1997     900,223      900    (1,463)           0       (563)

*Sale of stock to
 a corporation for
 cash at $.001 par   3,344,155    3,344          0           0      3,344

*Sale of stock to
 certain
 individuals for
 cash at $.001 par     600,000      600          0           0        600

*Capital contributed
 by related party            0        0      9,652           0      9,652

*Net income (loss)
 for the year ended
 December 31, 1998           0        0    (16,567)          0    (16,567)
                     ---------   ------    -------      ------     ------
BALANCE,
 December 31, 1998   4,844,378    4,844     (8,378)          0     (3,534)

*Capital contributed
 by related party            0        0     10,239           0     10,239

*Net income (loss)
 for the year ended
 December 31, 1999           0        0     (6,190)          0     (6,190)
                     ---------   ------    -------      ------     ------
BALANCE,
 December 31, 1999   4,844,378    4,844     (4,329)          0        515

*Issuance of common
 stock to acquire
 Tamasik Technologies,
 Corp, November 2000
 at par and
 discounted value    3,395,525    3,396     (2,221)          0      1,175

Capital contributed
 by related party            0        0      2,000           0      2,000

Net income (loss)
 for the year
 ended December
 31, 2000                    0        0          0      (9,785)    (9,785)
                     ---------   ------    -------      ------     ------
BALANCE,
 December 31, 2000   8,239,903   $8,240    $(4,550)   $ (9,785)   $(6,095)
                     =========   ======    =======      ======     ======

* After the effect of recapitalization

The accompanying notes are an integral part of these consolidated financial statements.


            PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY
                      ( Development Stage Companies )
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     From Inception
                                                     (June 9, 2000)
                                                           to
                                                   December 31, 2000
                                                   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Cash received for services                           $ 39,242
 Cash paid expenses                                    (41,557)
                                                       -------
  Net cash used in operating activities                 (2,315)
                                                       -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash from acquisition treated as a recapitalization     1,497
                                                       -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Capital contributed by related party                    2,000
                                                       -------
NET INCREASE (DECREASE) IN CASH                          1,182
CASH AT BEGINNING OF PERIOD                                  0
                                                       -------
CASH AT END OF PERIOD                                  $ 1,182
                                                       =======
RECONCILIATION OF NET INCOME (LOSS) TO NET
 CASH PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                                      $(9,785)

Adjustments to reconcile net (loss) to net cash
 provided (used) by operating activities
   Common stock issued for services                      3,396
   Changes in assets and liabilities
    Decrease in prepaid expenses                         1,000
    Increase in refund due - overpaid commissions         (673)
    Increase in deposit                                 (2,500)
    Increase in accounts payable                         6,080
    Increase in accrued expenses                           167
                                                        ------
        Total Adjustments                                7,470
                                                        ------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       $(2,315)
                                                        ======
NONCASH TRANSACTIONS
 Common stock issued for services                      $ 3,396
 Common stock issued for acquisition of
   Tamasik Technologies Corporation                    $(6,550)
                                                        ======
The accompanying notes are an integral part of these consolidated financial statements.


           Pacific International Holding, Inc. and Subsidiary
                      (Development Stage Companies)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE   1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Pacific International Holdings, Inc.(Pacific) was organized November 3, 1986 under the laws of the State of Utah under the name Pine Bird Mining & Milling, Inc. On April 1, 1994, Pacific changed its name to Pacific International Holding, Inc. The business purpose of Pacific was to seek potential business ventures which would allow for long term growth. The Company's offices are located in Flushing New York. Since its inception Pacific has had no operating revenue. Pacific has elected a fiscal year end of December 31st. Pacific is considered a development stage company as defined in No. 7. During November 2000, Pacific acquired Tamasik Technologies Corporation (Tamasik) pursuant to a plan of reorganization through the issuance 3,395,525 of its common stock for all the issued and outstanding shares of common stock of Tamasik (See note 2)

Pacific and Tamasik have at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of Pacific and Tamasik and other relevant factors. Pacific expended all of its assets during 1993 and has been basically dormant through 1997. Pacific had expenses during 1999 and 1998 which were related to costs associated with its search for new business, discussions with potential business partners and tentative efforts to merge with businesses in China. Officers and stockholders of Pacific have been contributing cash to pay expenses required to maintain it's good standing with the State of Utah and to maintain its existence and to provide working capital for its activities initiated in 1998.

Consolidation policy - The consolidated financial statements at December 31, 2000, include the accounts of Pacific and its wholly-owned operating subsidiary. Intercompany transactions and balances have been eliminated in consolidation

Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented.

Income Taxes - The Company provides for income taxes based on the liability method, which required recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

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

Advertising - The Company expenses advertising costs as they are incurred. The amounts paid for advertising in December 31, 2000 was $4,880.

NOTE   2  -  PLAN OF REORGANIZATION AND BASIS OF PRESENTATION

Effective November 10, 2000, Pacific completed a reorganization transaction with and into Tamasik. Under the terms of the transaction all of Tamasik's common stock was exchanged for 3,395,525 shares of common stock of Pacific and Tamasik became a wholly owned subsidiary of Pacific. Tamasik is a Utah Corporation. Tamasik was formed to provide via the internet, online e-commerce solutions to merchants through online auctions and online shopping. Tamasik also provides web development and web page design, web hosting, affiliate sales commissions, advertisements, and e-commerce solutions for merchants. All of Tamarisk's revenue to date is from fees for the above services. Tamasik's offices are located in Flushing, New York. Tamasik is just starting its planned principle operations (the inception of Tamasik was June 9, 2000) and is considered a development stage company as defined in SFAS No. 7.

At the time of the reorganization, all of Tamasik's common stock was owned by an individual. Since this individual became a major stockholder of Pacific at the time of the reorganization, and the Company was basically dormant, and Tamasik had revenue, operations and business activity, for financial reporting purposes, Tamasik is considered the acquiror and therefore the predecessor, and Pacific is considered the acquiree for accounting reporting purposes. Due to the fact that the reorganization is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. Operations of Pacific have been included in consolidation from November 1, 2000 to the year end December 31, 2000.

NOTE   3  -  EQUITY TRANSACTIONS

Tamasik on June 9, 2000 issued 3,395,525 shares of $.001 par value common stock at par value in exchange for services which at the time of exchange were deemed to have a value of $3,396. These shares were then later exchanged for stock of Pacific International Holding, Inc. (see note 2)

NOTE   4  -  COMMITMENTS AND AGREEMENTS

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

NOTE   5  -  RELATED PARTY TRANSACTIONS

Of the $17,274 of costs attributed to direct expenses related to service revenue, $7,201 was paid to the Tamasik's President and sole stockholder, at that time, for his work associated with website design and engineering. Also included in the $7,201 amount paid were payments related to the use of equipment owned by the President and sole stockholder for website design and engineering and other revenue activities provided by Tamasik as described above in Note 2.

NOTE   6  -  INCOME TAXES

The Company and Tamasik will file separate Federal and State Corporate tax returns.

Due to losses at December 31, 2000 and 1999 for Pacific and operating losses every year, but one, since inception, no provision for income taxes have been provided on these financial statements for Pacific. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods for Pacific or Tamasik. Pacific has not filed its Federal tax returns since its inception. It has no operating loss carryforwards because losses it has had since inception have not been established for tax purposes by the filing of applicable tax returns. It is management's intention to file the required Federal tax returns. The Company has filed its Utah State tax returns.

Tamasik for tax purposes has an estimated loss at December 31, 2000 of $3,329, and thus no provision for income taxes has been made. The loss can be carried forward to future periods to offset income and expires in the year 2020. A valuation allowance of $499 has been established for the tax credit which is not expected to be realized.

NOTE   7  -  GOING CONCERN

Pacific and Tamasik have experienced losses from their inceptions through December 31, 2000. The consolidated entity has limited capital and a working capital deficit of $8,595. The Company to date through it subsidiary has yet to generate any income from operations.
Officers of the Company have been paying expenses of the Company required to maintain it's good standing with the State of Utah, to maintain it's existence and to pay expenses not covered by its business operations. . In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do no included any adjustments that might result from the outcome of this uncertainty.

Management plans are to take steps necessary to have its business activities become profitable enough to maintain it existence and to provide profitable future operations. To do so the Company may need to raise additional capital through equity or lending funding.

NOTE   8  -  SUBSEQUENT EVENTS

Subsequent to year-end, from time to time, officers, directors and stockholders of the Company have advanced money to the Company to pay expenses not covered by the operations of the Company.

NOTE   9  -  NOTE PAYABLE TO DIRECTOR

A Director of the Company has loaned $4,000 to the Company. The note is due upon demand, unsecured and carries an interest rate of 10% per annum.