Form 10QSB
period 2001-03-31
PACIFIC INTERNATIONAL HOLDING INC
filed 2001-05-11
CIK 1115551

PACIFIC INTERNATIONAL HOLDING, INC.
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2001

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File number: 000-30771

                   PACIFIC INTERNATIONAL HOLDING, INC.
               (Exact name of registrant as specified in charter)

   Utah                              87-0439580B
(State or other jurisdiction of      (I.R.S. Employer I.D. No.)
 incorporation or organization)

163-10 Northern Boulevard, Suite 202, Flushing New York      11458
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code: (718) 460-4728

                     Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X]   No [ ]          (2)  Yes [X]    No [  ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2001: 8,239,903 shares of common stock

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d)of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]
Transitional Small Business Format: Yes [ ] No [X]
Documents incorporated by reference: None

FORWARD-LOOKING INFORMATION

THIS FORM 10QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE
RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD- LOOKING STATEMENTS ARE SET FORTH HEREIN. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Pacific International Holding, Inc. (a development stage company) at March 31, 2001 and December 31, 2000, and the statements of operations for the three months ended March 31, 2001 and 2000 and the period from June 9, 2000 to March 31, 2001, and the cash flows for the three months ended March 31, 2001 and 2000, and the period from June 9, 2000 to March 31, 2001, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.


          PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY
                         ( Development Stage Companies)
                           CONSOLIDATED BALANCE SHEETS
                 March 31, 2001 (Unaudited) and December 31, 2000

                                   Mar 31        Dec 31,
                                    2001          2000
                                   -------       -------
                  ASSETS
CURRENT ASSETS:
 Cash                             $ 2,689        $ 1,182
 Refund Due -overpaid commissions       -            673
                                  --------       --------
   Total Current Assets           $ 2,689        $ 1,855
                                  --------       --------

OTHER ASSETS:
 Deposit                            2,500          2,500
                                  --------       --------
     Total Other Assets             2,500          2,500
                                  --------       --------
TOTAL ASSETS                      $ 5,189        $ 4,355
                                  ========       ========
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                 $ 6,296        $ 6,080
 Accrued liabilities                  528            370
 Note payable to directors          7,500          4,000
                                   -------       --------
      Total Current Liabilities    14,324         10,450
                                   -------       --------
STOCKHOLDERS' EQUITY
Common stock
       60,000,000 shares authorized,
       $.001 par value; 8,239,903
       issued & outstanding          8,240          8,240
  Capital in excess (discount)
   of par value                     (4,550)        (4,550)
  Deficit accumulated during
   development stage               (12,825)        (9,785)
                                  ---------      ---------
Total Stockholders'
     Equity (Deficit)             $ (9,135)      $ (6,095)
                                  ---------      ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY           $  5,189       $  4,355
                                  =========      =========
   The accompanying notes are an integral part of these consolidated financial statements.


               PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY
                         ( Development Stage Companies)
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 For the Quarters Ended March 31, 2001 and 2000


                                                          From Inception
                                                          (June 9, 2000)
                                                               To
                                                            March 31,
                                      2001       2000         2001
                                    --------   --------    ------------

FEES FOR SERVICES                  $ 6,275    $     -       $45,517

DIRECT COST OF SERVICE              (1,152)         -       (18,426)
                                    ------     ------        ------
GROSS PROFIT                         5,123          -        27,091

OPERATING EXPENSES
 Advertising                             -          -         4,880
 Rent expense                        3,825          -        11,575
 Legal and professional fees         3,500          -        12,414
 General & Administrative              681         45        10,822
                                    ------     ------        ------
    Total Operating Expenses         8,006         45        39,691
                                    ------     ------        ------

NET INCOME (LOSS)
  BEFORE OTHER ITEMS                (2,883)       (45)      (12,600)

OTHER INCOME (EXPENSE)
 Interest expense                     (158)         -          (225)
                                    ------     ------       -------
NET INCOME (LOSS)                  $(3,041)  $    (45)    $ (12,825)
                                    ======     ======       =======
EARNINGS (LOSS) PER SHARE          $ (0.00)  $  (0.00)    $   (0.00)
                                    ======     ======       =======




   The accompanying notes are an integral part of these consolidated financial statements.



               PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY
                         ( Development Stage Companies )
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
             For the Quarters Ended March 31, 2001 and 2000

                                                        From Inception
                                                        (June 9, 2000)
                                                             to
                                      2001       2000   March 31, 2001
                                     -------    ------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received for services         $ 6,275    $    -      $ 45,517
  Cash paid expenses                  (8,268)     (145)      (49,825)
                                    -------    ------      --------
  Net cash used in
    operating activities              (1,993)     (145)       (4,308)
                                      -------    ------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash from acquisition treated
  as a recapitalization                     -        -         1,497
                                      -------    ------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Capital contributed by related party   3,500        -         5,500
                                      -------    ------      --------
NET INCREASE (DECREASE) IN CASH         1,507     (145)        2,689
CASH AT BEGINNING OF PERIOD             1,182      615             0
                                      -------    ------      --------
CASH AT END OF PERIOD                 $ 2,689    $ 470       $ 2,689
                                      =======    ======      ========
RECONCILIATION OF NET INCOME (LOSS) TO NET
 CASH PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                     $(3,041)   $ (45)     $(12,825)

Adjustments to reconcile net
 (loss) to net cash provided
 (used) by operating activities
   Common stock issued for services         -        -         3,396
   Changes in assets and liabilities
    Decrease in prepaid expenses            -        -         1,000
    Increase in refund due -
      overpaid commissions                673        -             -
    Increase in deposit                     -        -        (2,500)
    Increase in accounts payable          216        -         6,296
    Increase in accrued expenses          159     (100)          325
                                       ------    -----       -------
        Total Adjustments               1,048     (100)        8,517
                                       ------    -----       -------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                $(1,993)   $(145)      $(4,308)
                                       ======    =====       =======
NONCASH TRANSACTIONS
 Common stock issued for services                            $ 3,396
                                                               =====
 Common stock issued for acquisition of
   Tamasik Technologies Corporation                          $(6,550)
                                                              ======
   The accompanying notes are an integral part of these consolidated financial statements.


           PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY
                      (Development Stage Companies)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE   1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Pacific International Holdings, Inc.(Pacific) was organized November 3, 1986 under the laws of the State of Utah under the name Pine Bird Mining & Milling, Inc. On April 1, 1994, Pacific changed its name to Pacific International Holding, Inc. The business purpose of Pacific was to seek potential business ventures which would allow for long term growth. The Company's offices are located in Flushing New York. Since its inception Pacific has had no operating revenue. Pacific has elected a fiscal year end of December 31st. Pacific is considered a development stage company as defined in No. 7. During November 2000, Pacific acquired Tamasik Technologies Corporation (Tamasik) pursuant to a plan of reorganization through the issuance 3,395,525 of its common stock for all the issued and outstanding shares of common stock of Tamasik (See note 2)

Pacific and Tamasik have at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of Pacific and Tamasik and other relevant factors. Pacific expended all of its assets during 1993 and has been basically dormant through 1997. Pacific had expenses during 1999 and 1998 which were related to costs associated with its search for new business, discussions with potential business partners and tentative efforts to merge with businesses in China. Officers and stockholders of Pacific have been contributing cash to pay expenses required to maintain it's good standing with the State of Utah and to maintain its existence and to provide working capital for its activities initiated in 1998. Revenue shown in the consolidated financial statements is from the subsidiary's operations.

Consolidation policy - The consolidated financial statements at March 31, 2001, include the accounts of Pacific and its wholly-owned operating subsidiary. Intercompany transactions and balances have been eliminated in consolidation

Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented.

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

At the time of the reorganization, all of Tamasik's common stock was owned by an individual. Since this individual became a major stockholder of Pacific at the time of the reorganization, and the Company was basically dormant, and Tamasik had revenue, operations and business activity, for financial reporting purposes, Tamasik is considered the acquiror and therefore the predecessor, and Pacific is considered the acquiree for accounting reporting purposes. Due to the fact that the reorganization is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. Operations of Pacific have been included in consolidation from November 1, 2000 to the quarter ended March 31, 2001.

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

Of the $18,426 of costs attributed to direct expenses related to service revenue from inception through March 31, 2001, $7,201 was paid to the Tamasik's President and sole stockholder, at that time, for his work associated with website design and engineering. Also included in the $7,201 amount paid were payments related to the use of equipment owned by the President and sole stockholder for website design and engineering and other revenue activities provided by Tamasik as described above in Note 2.

NOTE   6  -  INCOME TAXES

The Company will file consolidated Federal and State Corporate tax returns.

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

For tax purposes the Company has an estimated loss at March 31, 2001 of $3,041, and thus no provision for income taxes has been made. The first quarter loss can be carried forward to future periods to offset income and expires in the year 2021. A valuation allowance for the first quarter of $456 has been established for the tax credit which is not expected to be realized.

NOTE   7  -  GOING CONCERN

Pacific and Tamasik have experienced combined losses from their inceptions through March 31, 2001. The consolidated entity has limited capital and a working capital deficit of $12,825. The combined Companies to date have not yet generated any income. Officers of the Company have been paying expenses of the Company required to maintain it's good standing with the State of Utah, to maintain it's existence and to pay expenses not covered by its business operations. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do no included any adjustments that might result from the outcome of this uncertainty.

Management plans are to take steps necessary to have its business activities become profitable enough to maintain it existence and to provide profitable future operations. To do so the Company may need to raise additional capital through equity or lending funding.

NOTE   8  -  NOTES PAYABLE TO OFFICERS AND DIRECTORS

A Director of the Company has loaned $4,000 to the Company. The note is due upon demand, unsecured and carries an interest rate of 10% per annum. An Officer of the Company has loaned $3,500 to the Company. This note is due upon demand, unsecured and carries an interest rate of 10% per annum.



MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
OPERATION

The Company has $2,689 cash on hand and generated $6,275 in revenue during the quarterly period ended March 31, 2001. The Company has no material commitments for capital expenditures for the next twelve months.

During the period ending March 31, 2001, the Company received $6,275 in fees for services rendered compared to -0- for the same period of 2000. The increase is due to the Company acquiring Tamasik and commencing operations of its web site. Total operating expenses increased from $45 for the period ending March 31, 2000 to $8,006 for the period ending March 31,2001. The increase in expenses is also due to commencing operations. We recognized a net loss of $3,041 for the quarter ended March 31, 2001 compared to a net loss of $45 for the same period of 2000.

The Company believes that its current cash needs can be met through cash flow and with cash advances from officers and directors of the Company for at least the next twelve months. However, should the Company find it necessary to raise additional capital, the Company may seek loans from the principals of the Company, debt financing, equity financing or a combination of financing options.

Part II - Other Information

Changes in Securities and Use of Proceeds:

None; not applicable.

Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

Exhibits: None

                                SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PACIFIC INTERNATIONAL HOLDING, INC.


Date: May 11, 2001            By /s/ Kitty Chow
                               ----------------------
                              Kitty Chow, President