Form 10QSB
period 2001-06-30
PACIFIC INTERNATIONAL HOLDING INC
filed 2001-08-14
CIK 1115551

PACIFIC INTERNATIONAL HOLDING, INC.
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2001

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File number: 000-30771

                   PACIFIC INTERNATIONAL HOLDING, INC.
               (Exact name of registrant as specified in charter)

   Utah                              87-0678630
(State or other jurisdiction of      (I.R.S. Employer I.D. No.)
 incorporation or organization)

163-10 Northern Boulevard, Suite 202, Flushing New York      11458
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

State the number of shares outstanding of each of the issuer=s classes of common equity, as of July 23, 2001: 8,739,903 shares of common stock

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


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Pacific International Holding, Inc. (a development stage company) at June 30, 2001 and December 31, 2000, and the statements of operations for the six months ended June 30, 2001 and 2000 and the period from June 9, 2000 to June 30, 2001, and the cash flows for the six months ended June 30, 2001 and 2000, and the period from June 9, 2000 to June 30, 2001, have been prepared by the Company=s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

               PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY
                         ( Development Stage Companies)
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 2001 (Unaudited) and December 31, 2000

                                   June 30,      Dec 31,
                                    2001          2000
                                   -------       -------
                  ASSETS
CURRENT ASSETS:
 Cash                              $ 1,168        $ 1,182
 Refund Due -overpaid commissions       -            673
                                  --------       --------
     Total Current Assets           $ 1,168        $ 1,855
                                  --------       --------

OTHER ASSETS:
 Deposit                            2,500          2,500
                                  --------       --------
     Total Other Assets             2,500          2,500
                                  --------       --------
TOTAL ASSETS                      $ 3,668        $ 4,355
                                  ========       ========
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                 $ 1,142        $ 6,080
 Accrued liabilities                1,615            370
 Note payable to directors          9,000          4,000
                                   -------       --------
Total Current Liabilities       11,757         10,450
                                   -------       --------
STOCKHOLDERS' EQUITY
Common stock
       60,000,000 shares authorized,
       $.001 par value; 8,739,903 and
       8,239,903 issued &
       outstanding, respectively     8,740          8,240
  Capital in excess (discount)
   of par value                     21,964         (4,550)
  Deficit accumulated during
   development stage               (38,793)        (9,785)
                                  ---------      ---------
Total Stockholders'
     Equity (Deficit)             $ (8,089)      $ (6,095)
                                  ---------      ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY           $  3,668       $  4,355
                                  =========      =========
   The accompanying notes are an integral part of these consolidated financial statements.

               PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY
                         ( Development Stage Companies)
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                            From Inception
                           For the Three     For the Six    (June 9, 2000)
                           Months Ended      Months Ended         To
                             June 30,          June 30,         June 30,
                          2001      2000     2001     2000       2001
                         -------   -------  -------  -------  -----------


FEES FOR SERVICES        $ 3,800   $    -   $10,075   $      -   $49,317

DIRECT COST OF SERVICE    (2,699)       -    (3,851)         -   (21,125)
                           -----    -----    ------    -------    ------
GROSS PROFIT               1,101        -     6,224          -    28,192

OPERATING EXPENSES
 Advertising                   -        -         -          -     4,880
 Rent expense              3,750        -     7,575          -    15,325
 Legal & professional     21,216        -    24,716          -    33,630
 General & Administrative  1,892    1,360     2,573      1,405    12,714
                          ------   ------    ------     ------    ------
  Total Operating Exps    26,858    1,360    34,864      1,405    66,549
                          ------   ------    ------     ------    ------
NET INCOME (LOSS)
  BEFORE OTHER ITEMS     (25,757)  (1,360)  (28,640)    (1,405)  (33,357)

OTHER INCOME (EXPENSE)
  Interest expense          (212)     (70)     (370)       (70)     (436)
                          ------   ------    ------     ------    ------
NET INCOME (LOSS)        (25,969)  (1,430)  (29,010)    (1,475)  (38,793)
                          ======   ======    ======     ======    ======

EARNINGS PER SHARE       $ (0.00)  $(0.00)  $ (0.00)  $ (0.00)  $ (0.00)
                          ======    ======    ======    ======    ======




The accompanying notes are an integral part of these consolidated financial statements.

               PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY
                         ( Development Stage Companies )
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
             For the Six Months Ended June 30, 2001 and 2000

                                                        From Inception
                                                        (June 9, 2000)
                                                             to
                                      2001       2000    June 30, 2001
                                     -------    ------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received for services         $10,075    $    -      $ 49,317
  Cash paid expenses                 (15,089)   (1,505)      (56,646)
                                    -------    ------      --------
  Net cash used in
    operating activities              (5,014)   (1,505)       (7,329)
                                      -------    ------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash from acquisition treated
  as a recapitalization                     -        -         1,497
                                      -------    ------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Loans payable and capital
   contributed by related party         5,000    4,000         7,000
                                      -------    ------      --------
NET INCREASE (DECREASE) IN CASH           (14)   2,495         1,168
CASH AT BEGINNING OF PERIOD             1,182      615             0
                                      -------    ------      --------
CASH AT END OF PERIOD                 $ 1,168   $3,110       $ 1,168
                                      =======    ======      ========
RECONCILIATION OF NET INCOME (LOSS) TO NET
 CASH PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                    $(29,010) $(1,475)    $(38,793)

Adjustments to reconcile net
 (loss) to net cash provided
 (used) by operating activities
   Common stock issued for services    25,000        -        28,396
   Contributed services & expenses      2,015        -         2,015
   Changes in assets and liabilities
    Decrease in prepaid expenses            -        -         1,000
    Increase in refund due -
      overpaid commissions                673        -             -
    Increase in deposit                     -        -        (2,500)
    Increase (decrease) in
       accounts payable                (4,938)    (100)        1,142
    Increase in accrued expenses        1,246       70         1,411
                                       ------    -----       -------
        Total Adjustments              23,996      (30)       31,464
                                       ------    -----       -------

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                $(5,014) $(1,505)      $(7,329)
                                       ======    =====       =======
NONCASH TRANSACTIONS
 Common stock issued for services                            $28,396
                                                               =====
 Common stock issued for acquisition of
   Tamasik Technologies Corporation                          $(6,550)
                                                              ======

 Contributed services and expenses                           $ 2,015
                                                              ======
   The accompanying notes are an integral part of these consolidated financial statements.

           PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY
                      (Development Stage Companies)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE   1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Pacific International Holdings, Inc.(Pacific) was organized November 3, 1986 under the laws of the State of Utah under the name Pine Bird Mining & Milling, Inc. On April 1, 1994, Pacific changed its name to Pacific International Holding, Inc. The business purpose of Pacific was to seek potential business ventures which would allow for long term growth. The Company=s offices are located in Flushing New York. Since its inception Pacific has had no operating revenue. Pacific has elected a fiscal year end of December 31st. Pacific is considered a development stage company as defined in SFAS No. 7. During November 2000, Pacific acquired Tamasik Technologies Corporation (Tamasik) pursuant to a plan of reorganization through the issuance 3,395,525 of its common stock for all the issued and outstanding shares of common stock of Tamasik (See note 2)

Pacific and Tamasik have at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of Pacific and Tamasik and other relevant factors. Pacific expended all of its assets during 1993 and has been basically dormant through 1997. Pacific had expenses during 1999 and 1998 which were related to costs associated with its search for new business, discussions with potential business partners and tentative efforts to merge with businesses in China. Officers and stockholders of Pacific have been contributing cash and loaning funds to pay expenses required to maintain it=s good standing with the State of Utah and to maintain its existence and to provide working capital for its activities initiated in 1998. Revenue shown in the consolidated financial statements is from the subsidiary=s operations.

Consolidation policy - The consolidated financial statements at June 30, 2001, include the accounts of Pacific and its wholly-owned operating subsidiary. Intercompany transactions and balances have been eliminated in consolidation

Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented.

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

Effective November 10, 2000, Pacific completed a reorganization transaction with and into Tamasik. Under the terms of the transaction all of Tamasik=s common stock was exchanged for 3,395,525 shares of common stock of Pacific and Tamasik became a wholly owned subsidiary of Pacific. Tamasik is a Utah Corporation. Tamasik was formed to provide via the internet, online e-commerce solutions to merchants through online auctions and online shopping. Tamasik also provides web development and web page design, web hosting, affiliate sales commissions, advertisements, and e-commerce solutions for merchants. All of Tamarisk=s revenue to date is from fees for the above services. Tamasik=s offices are located in Flushing, New York. Tamasik is just starting its planned principle operations (the inception of Tamasik was June 9, 2000) and is considered a development stage company as defined in SFAS No. 7.

At the time of the reorganization, all of Tamasik=s common stock was owned by an individual. Since this individual became a major stockholder of Pacific at the time of the reorganization, and the Company was basically dormant, and Tamasik had revenue, operations and business activity, for financial reporting purposes, Tamasik is considered the acquiror and therefore the predecessor, and Pacific is considered the acquiree for accounting reporting purposes. Due to the fact that the reorganization is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. Operations of Pacific have been included in consolidation from November 1, 2000 to December 31, 2001 and the six months ended June 30, 2001.

NOTE   3  -  EQUITY TRANSACTIONS

Tamasik on June 9, 2000 issued 3,395,525 shares of $.001 par value common stock at par value in exchange for services which at the time of exchange were deemed to have a value of $3,396. These shares were then later exchanged for stock of Pacific International Holding, Inc. (see note 2).

On June 28, 2001 a registration under Rule S-8 was filed issuing
500,000 shares which were valued at the cost of expenses incurred and for services rendered.

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

Of the $19,110 of costs attributed to direct expenses related to service revenue from inception through June 30, 2001, $7,201 was paid to the Tamasik=s President and sole stockholder, at that time, for his work associated with website design and engineering. Also included in the $7,201 amount paid were payments related to the use of equipment owned by the President and sole stockholder for website design and engineering and other revenue activities provided by Tamasik as described above in Note 2.

NOTE   6  -  INCOME TAXES

The Company will file consolidated Federal and State Corporate tax returns.

Due to losses at December 31, 2000 and 1999 for Pacific and operating losses every year, but one, since inception, no provision for income taxes have been provided on these financial statements for Pacific. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods for Pacific or Tamasik. Pacific has not filed its Federal tax returns since its inception. It has no operating loss carryforwards because losses it has had since inception have not been established for tax purposes by the filing of applicable tax returns. It is management=s intention to file the required Federal tax returns. The Company has filed its Utah State tax returns.

For tax purposes the Company has an estimated loss at June 30, 2001 of $26,995, and thus no provision for income taxes has been made. The six month loss can be carried forward to future periods to offset income and expires in the year 2021. A valuation allowance for the six months ended June 30, 2001 of $4049 has been established for the tax credit which is not expected to be realized.

NOTE   7  -  GOING CONCERN

Pacific and Tamasik have experienced combined losses from their inceptions through June 30, 2001. The consolidated entity has limited capital and a working capital deficit of $10,589. The combined Companies to date have not yet generated any income. Officers of the Company have been paying expenses of the Company required to maintain it=s good standing with the State of Utah, to maintain it=s existence and to pay expenses not covered by its business operations. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans are to take steps necessary to have its business activities become profitable enough to maintain it existence and to provide profitable future operations. To do so the Company may need to raise additional capital through equity or lending funding.

NOTE   8  -  NOTES PAYABLE TO OFFICERS AND DIRECTORS

A Director of the Company has loaned $5,500 to the Company. The note is due upon demand, unsecured and carries an interest rate of 10% per annum. An Officer of the Company has loaned $3,500 to the Company. This note is due upon demand, unsecured and carries an interest rate of 10% per annum.

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
OPERATION

Plan of Operation

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this quarterly report. The Board of Directors intends to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSB's, 10-QSB's, agreements and related reports and documents.

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering the development stage. The Company's balance sheet as of June 30, 2001, reflects a total asset value of $3,668. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from January 1, 2001 through June 30, 2001, the Company has engaged in limited operations from its website development business, in addition to its efforts in maintaining its reporting status with the SEC and seeking a business combination. $10,075 in revenues were received by the Company during the six months ended June 30, 2001.

For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate significant revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

Based upon current management's willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company's cash needs required for the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

Part II - Other Information

Item 1.   Legal Proceedings

None; not applicable.

Item 2.  Changes in Securities.

On June 28, 2001 a registration under Rule S-8 was filed whereby 500,000 shares were issued for expenses incurred and services rendered.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.   Other Information.

None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

No other exhibits were filed on Form 8-K.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              PACIFIC INTERNATIONAL HOLDING, INC.


Date: July 31, 2001            By /s/ Kitty Chow
                               ----------------------
                               Kitty Chow, President