Form 10QSB
period 2001-09-30
PACIFIC INTERNATIONAL HOLDING INC
filed 2001-11-14
CIK 1115551

PACIFIC INTERNATIONAL HOLDING, INC.

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number: 000-30771

PACIFIC INTERNATIONAL HOLDING, INC.

(Exact name of registrant as specified in charter)

Utah	87-0678630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

163-10 Northern Boulevard, Suite 202, Flushing New York 11458

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (718) 460-4728

Not Applicable

(Former name, address and fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class Outstanding as of September 30, 2001

Common Stock, $0.001 8,739,903

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Pacific International Holding, Inc. (a development stage company) at September 30, 2001 and December 31, 2000, and the statements of operations for the nine months ended September 30, 2001 and 2000 and the period from June 9, 2000 to September 30, 2001, and the cash flows for the nine months ended September 30, 2001 and 2000, and the period from June 9, 2000 to September 30, 2001, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY

( Development Stage Companies)

CONSOLIDATED BALANCE SHEETS

September 30, 2001 (Unaudited) and December 31, 2000
	September 30,	December 31,
	2001	2000
	-------	-------
ASSETS
CURRENT ASSETS:
Cash	$ 2,365	$ 1,182
Refund Due -overpaid commissions	-	673
	--------	--------
Total Current Assets	$ 2,365	$ 1,855
	--------	--------
OTHER ASSETS:
Deposit	2,500	2,500
	--------	--------
Total Other Assets	2,500	2,500
	--------	--------
TOTAL ASSETS	$ 4,865	$ 4,355
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 2,225	$ 6,080
Accrued liabilities	1,895	370
Note payable to directors	9,300	4,000
	-------	--------
Total Current Liabilities	13,420	10,450
	-------	--------
STOCKHOLDERS' EQUITY
Common stock
60,000,000 shares authorized,
$.001 par value; 8,739,903 and
8,239,903 shares issued &
outstanding, respectively	8,740	8,240
Capital in excess (discount) of par value	23,674	(4,550)
Deficit accumulated during development stage	(40,969)	(9,785)
	---------	---------
Total Stockholders' Equity (Deficit)	$ (8,555)	$ (6,095)
	---------	---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 4,865	$ 4,355
	=========	=========

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY

( Development Stage Companies)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	From Inception (June 9, 2000) To September 30,
	2001	2000	2001	2000	2001
	----------	---------	---------	-----------	----------
FEES FOR SERVICES	$ 8,550	$ 32,920	$18,625	$32,920	$57,867
DIRECT COST OF SERVICE	(3,006)	(16,147)	(6,857)	(19,603)	(24,131)
	-----------	------------	-----------	-----------	------------
GROSS PROFIT	5,544	16,773	11,768	13,317	33,736

OPERATING EXPENSES
Advertising	-	4,880	-	4,880	4,880
Rent expense	3,750	3,750	11,325	3,750	19,075
Legal & professional	400	-	25,116	-	34,030
General & Administrative	3,340	9,444	5,913	7,393	16,054
	-------------	-----------	------------	------------	-------------
Total Operating Exps	7,490	18,074	42,354	16,023	74,039
	-------------	------------	-------------	-------------	------------
NET INCOME (LOSS)
BEFORE OTHER ITEMS	(1,946)	(1,301)	(30,586)	(2,706)	(40,303)
OTHER INCOME (EXPENSE)
Interest expense	(230)	(100)	(600)	(170)	(666)
	-------------	------------	------------	------------	------------
NET INCOME (LOSS)	(2,176)	(1,401)	(31,186)	(2,876)	(40,969)
	=======	=======	=======	=======	=======
EARNINGS PER SHARE	$(0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
	========	=======	=======	=======	=======

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY

( Development Stage Companies )

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2001 and 2000

	2001	2000	From Inception (June 9, 2000) to September 30, 2001
	--------------	--------------	---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received for services	$18,625	$32,920	$ 57,867
Cash paid expenses	(22,743)	(35,786)	(64,299)
	-----------	-----------	-----------
Net cash used in operating activities	(4,118)	(2,866)	(6,432)
	-----------	-----------	-----------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash from acquisition treated as a recapitalization	-	-	1,497
	-----------	-----------	-----------
CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable and capital contributed by related party	5,300	4,000	7,300
	-----------	-----------	-----------
NET INCREASE (DECREASE) IN CASH	1,183	1,134	2,365
CASH AT BEGINNING OF PERIOD	1,182	615	0
	-----------	-----------	-----------
CASH AT END OF PERIOD	$ 2,365	$1,749	$ 2,365
	======	=======	======
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES
NET INCOME (LOSS)	$(31,186)	$(2,876)	$(40,969)
Adjustments to reconcile net
(loss) to net cash provided
(used) by operating activities
Common stock issued for services	25,000	3,396	28,396
Contributed services & expenses	3,725	-	3,725
Changes in assets and liabilities
Decrease in prepaid expenses	-	(1,000)	1,000
Decrease (increase) in refund due - overpaid commissions	673	(1,800)	-
Increase in deposit	-	(2,500)	(2,500)
Increase (decrease) in accounts payable	(3,855)	1,744	2,225
Increase in accrued expenses	1,525	170	1,691
	---------	---------	---------
Total Adjustments	27,068	10	34,537
	---------	---------	---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(4,118)	$(2,866)	$(6,432)
	========	=========	========
NONCASH TRANSACTIONS
Common stock issued for services	-	-	$28,396
	=======	=======	=====
Common stock issued for acquisition of Tamasik Technologies Corporation	-	-	$(6,550)
	=======	=======	======
Contributed services and expenses	$3,725	-	$ 3,725
	=======	=======	======

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY

(Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Pacific International Holdings, Inc.(Pacific) was organized November 3, 1986 under the laws of the State of Utah under the name Pine Bird Mining & Milling, Inc. On April 1, 1994, Pacific changed its name to Pacific International Holding, Inc. The business purpose of Pacific was to seek potential business ventures which would allow for long term growth. The Company's offices are located in Flushing New York. Since its inception Pacific has had no operating revenue. Pacific has elected a fiscal year end of December 31st. Pacific is considered a development stage company as defined in SFAS No. 7. During November 2000, Pacific acquired Tamasik Technologies Corporation (Tamasik) pursuant to a plan of reorganization through the issuance 3,395,525 of its common stock for all the issued and outstanding shares of common stock of Tamasik (See note 2)

Pacific and Tamasik have at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of Pacific and Tamasik and other relevant factors. Pacific expended all of its assets during 1993 and has been basically dormant through 1997. Pacific had expenses during 1999 and 1998 which were related to costs associated with its search for new business, discussions with potential business partners and tentative efforts to merge with businesses in China. Officers and stockholders of Pacific have been contributing cash and loaning funds to pay expenses required to maintain it's good standing with the State of Utah and to maintain its existence and to provide working capital for its activities initiated in 1998. Revenue shown in the consolidated financial statements is from the subsidiary's operations.

Consolidation policy - The consolidated financial statements at September 30, 2001, include the accounts of Pacific and its wholly-owned operating subsidiary. Intercompany transactions and balances have been eliminated in consolidation

Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented.

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

At the time of the reorganization, all of Tamasik's common stock was owned by an individual. Since this individual became a major stockholder of Pacific at the time of the reorganization, and the Company was basically dormant, and Tamasik had revenue, operations and business activity, for financial reporting purposes, Tamasik is considered the acquiror and therefore the predecessor, and Pacific is considered the acquiree for accounting reporting purposes. Due to the fact that the reorganization is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. Operations of Pacific have been included in consolidation from November 1, 2000 to December 31, 2001 and the nine months ended September 30, 2001.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Of the $24,131 of costs attributed to direct expenses related to service revenue from inception through September 30, 2001, $10,924 was paid to the Tamasik's President and sole stockholder, at that time, for his work associated with website design and engineering. Also included in the $10,924 amount paid were payments related to the use of equipment owned by the President and sole stockholder for website design and engineering and other revenue activities provided by Tamasik as described above in Note 2.

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

For tax purposes the Company has an estimated loss at September 30, 2001 of $2,176, and thus no provision for income taxes has been made. The nine month loss can be carried forward to future periods to offset income and expires in the year 2021. A valuation allowance for the nine months ended September 30, 2001 of $326 has been established for the tax credit which is not expected to be realized.

NOTE 7 - GOING CONCERN

Pacific and Tamasik have experienced combined losses from their inceptions through September 30, 2001. The consolidated entity has limited capital and a working capital deficit of $11,055. The combined Companies to date have not yet generated any income. Officers of the Company have been paying expenses of the Company required to maintain it's good standing with the State of Utah, to maintain it's existence and to pay expenses not covered by its business operations. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans are to take steps necessary to have its business activities become profitable enough to maintain it existence and to provide profitable future operations. To do so the Company may need to raise additional capital through equity or lending funding.

NOTE 8 - NOTES PAYABLE TO OFFICERS AND DIRECTORS

A Director of the Company has loaned $5,500 to the Company. The note is due upon demand, unsecured and carries an interest rate of 10% per annum. An Officer of the Company has loaned $3,800 to the Company. This note is due upon demand, unsecured and carries an interest rate of 10% per annum.

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering the development stage. The Company's balance sheet as of September 30, 2001, reflects a total asset value of $4,865. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from January 1, 2001 through September 30, 2001, the Company has engaged in limited operations from its website development business, in addition to its efforts in maintaining its reporting status with the SEC and seeking a business combination. $18,625 in revenues were received by the Company during the nine months ended September 30, 2001.

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

PACIFIC INTERNATIONAL HOLDING, INC.

Date: November 14, 2001 By /s/ Kitty Chow

----------------------

Kitty Chow, President