Form 10KSB
period 2001-12-31
PACIFIC INTERNATIONAL HOLDING INC
filed 2002-03-29
CIK 1115551

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-30771

Pacific International Holding, Inc.

(Name of small business issuer in its charter)

Utah	87-0439580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

8 East Broadway, Suite 609, Salt Lake City, Utah 84111

(Address and Zip Code of principal executive offices)

Issuer's telephone number, including area code: 801-363-0890

Securities Registered under Section 12(b) of the Exchange Act: None.

Securities Registered under Section 12(g) of the Exchange Act: Common stock having a par value of $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2001 $24,325.

State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

As of March 15, 2002, there were 5,395,778 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been a very limited "public market" for shares of common stock of the Company. It is therefore difficult to determine the market value of the stock. Based on the last trade reported on Yahoo! Finance for the Company's Common Stock on February 4, 2002, of $0.03 per share, the market value of shares held by non-affiliates would be $161,673. There are no preferred shares authorized.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

None; Not Applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of March 25, 2002
Common Stock, $.001	8,739,903
Preferred Stock	(None authorized)

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format Yes [ ] No [X]

FORWARD-LOOKING INFORMATION

THIS FORM 10KSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

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

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

During the past five years, there has been a very limited "public market" for shares of common stock of the Company. It is therefore difficult to determine the market value of the stock. Based on the last trade reported on Yahoo! Finance for the Company's Common Stock on February 4, 2002, of $0.03 per share, the market value of shares held by non-affiliates would be $161,873. There are no preferred shares authorized.

The Company is trading on the OTC BB under the symbol "PFIH".

Set forth below are the high and low bid prices for the Company's Common Stock for the period May 2001 to present.

Quarter Ended	High Bid	Low Bid
June 2001	0.01	0.01
September 2001	0.05	0.01
December 2001	0.05	0.05

March 2002	0.05	0.03

Holders

The number of record holders of the Company's common stock as of March 15, 2002, was 137; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past five years.

Dividends

There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Recent Sales Of Unregistered Securities

None

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations for the period ending December 31, 2001

The Company has little cash and has experienced losses from inception. The Company initially recognized revenue during 2000 as a result of acquiring Tamasik and its operations. As of December 31, 2001, the Company had $1,035 cash on hand. As of that date, the Company had outstanding liabilities in the amount of $15,737. The Company, through its subsidiary, is just starting its business, and the consolidated entity has a deficit totaling $44,407.

The Company recognized $24,325 in fees for services and direct costs of services was $9,294, with a gross profit of $15,031. Total operating expenses for the Company were $48,813 resulting in a net loss before other items of $33,782. Interest expense was $840 for the year ended December 31, 2001. The Company realized a net loss of $34,622.

Liquidity and Capital Resources

The Company has $1,035 in cash and anticipates generating revenue through the sale of its internet services. Revenue will be generated by offering web site development, web page design, web hosting, affiliate sales commissions, advertisements and e-commerce solutions for merchants.

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

Item 7. Financial Statements.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company as of December 31, 2001.
Name	Age	Position	Director or Officer Since
Kitty Chow	58	President and Director	December, 1997
Shui Yuen Chan	62	Secretary/ Treasurer and Director	December, 1997

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Lady Kitty Chow, President and Director, age 58. Lady Chow graduated from Tian Chiang University of Taiwan and earned a certificate from New York University for property appraisal in 1987. She has been extensively involved in New York City real estate. Lady Chow is currently president of Yen Tung Consulting Corp., which is a real estate/mortgage and building management company. Lady Chow has had long term experience in financing enterprises. Lady Chow is a Deputy Principal of Beijing Youth Enterprises Management College. Lady Chow is also an outstanding member of the Chinese-American Friendship Trading Association, which is a non-profit organization with over 280 members in the U.S.

Shui Yuen Chan, Director, age 62. Mr. Chan owns two Chinese restaurants and a clothing importing company in Nassau County, New York. Mr. Chan became involved with the China trade in the early 1980's and has established excellent relationships with certain provincial government officials in China. Mr. Chan has been a member of the Chinese Business Association of New York City since 1986.

Family Relationships

None; not applicable

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

(2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) Was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Shui Yuen Chan, Secretary/Treasurer of the Company, is the President of ACC Jin Tai Industrial Group, Inc. which owns approximately 41% of the Company's issued and outstanding shares, has not filed either Form 3 or Form 5. No other director, executive officer or 10% shareholder of the Company has effected any transactions in the Company's securities through the date of filing this report.

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

Mr. Stanley Hong, president of Tamasik, our subsidiary, did not receive any compensation for fiscal year end December 31, 2001. The Company recorded $4,865 for his work associated with website design and engineering and also included payments related to the use of equipment owned by Mr. Hong to be paid if Tamasik generates sufficient cash flows in the future. The Company does not have any formal employment agreements with Mr. Hong.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 15, 2001, the name and the number of shares of the Registrant's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 8,739,903 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common	Kitty Chow (1)(4)	-0-	-0-
	633 Franklin Avenue, Suite 265 Nutley, New Jersey 07110
Common	Kuen Chu (2)(4)	655,696	7.95%
	11 Hickory Street, Bloomfield, NJ 07003
Common	Shui Yuen Chan (1)(3)	3,344,125	40.58%
	2 Jay Court, Sayville, NY 11782
Common	ACC Jin Tai Industrial Group, Inc.(4)	3,344,125	40.58%
	149-48 Beech Avenue, Flushing, New York 11355
Common	PH Gold Financial Company	644,000	7.81%
	11 Hickory Street, Bloomfield, NJ 07003
Common	Stanley Hong	3,395,525	41.20%
	145-27 13 Avenue, Whitestone, NY 11257
		__________	________
Common Officers and Directors as a Group: 2 people		3,344,125	48.54%

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

Item 12. Certain Relationships and Related Transactions.

The Company recorded $4,865 to Stanley Hong, Tamasik's president for his work associated with website design and engineering and the use of equipment owned by Mr. Hong.

Mr. Chan advanced money to the Company to pay for expenses not covered by the operations of the Company. Mr. Chan loaned $4,000 to the Company. The note is due upon demand, unsecured and carries an interest rate of 10% per annum.

Ms. Chow advanced money to the Company to pay for expenses not covered by the operations of the Company. Ms. Chow loaned $5,800 to the Company. The note is due upon demand, unsecured and carries an interest rate of 10% per annum.

Subsequent to year end, officers and directors of the Company have advanced money to cover operating expenses of the Company.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

No reports were filed pursuant to For 8-K for the year ended December 31, 2001.

Exhibits

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC INTERNATIONAL HOLDING, INC.

Date: March 28, 2002 By /s/ Kitty Chow, President

Kitty Chow

Date: March 28, 2002 By /s/ Shui Yuen Chan, Secretary/Treasurer

Shui Yuen Chan

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 28, 2002 /s/ Kitty Chow, Director
Kitty Chow

Date: March 28, 2002 /s/ Shui Yuen Chan, Director
Shui Yuen Chan

Pacific International Holding, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Financial Statements

From Inception (June 9, 2000) to December 31, 2001

with

Independent Auditor's Report

Pacific International Holding, Inc. and Subsidiary

( Development Stage Companies)

[Letterhead]

Independent Auditor's Report

Board of Directors

Pacific International Holding, Inc. and Subsidiary

I have audited the accompanying consolidated balance sheets of Pacific International Holding, Inc. and Subsidiary (development stage companies) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001, from inception (June 9, 2000) to December 31, 2000, and from inception (June 9, 2000) to December 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audit.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific International Holding, Inc. and Subsidiary (development stage companies) as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2001, from inception (June 9, 2000) to December 31, 2000, and from inception (June 9, 2000) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed on Notes 1 and 7, the Company and its subsidiary have been in the development stage since their inceptions. The Company, through its subsidiary, is just starting its business, and the consolidated entity has a deficit totaling $(44,407). Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

/s/ David T. Thomson, P.C.

Salt Lake City, Utah

March 25, 2002

PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY

( Development Stage Companies )

CONSOLIDATED BALANCE SHEETS
ASSETS	December 31, 2001	December 31, 2000
CURRENT ASSETS:
Cash	$ 1,035	$ 1,182
Accounts Receivable	1,350	0
Refund due - overpaid commissions	0	673
	-------	-------
Total Current Assets	2,385	1,855
	-------	-------
OTHER ASSETS:
Deposit	2,500	2,500
	-------	-------
Total Other Assets	2,500	2,500
	-------	-------
TOTAL ASSETS	$ 4,885	$ 4,355
	=======	=======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 3,704	$ 6,080
Accrued liabilities	2,233	370
Notes payable to directors and stockholders	9,800	4,000
	-------	-------
Total Current Liabilities	15,737	10,450
	-------	-------
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 60,000,000 shares authorized, 8,739,903 and 8,239,903 shares issued and outstanding respectively	8,740	8,240
Capital in excess (discount) of par	24,815	(4,550)
Deficit accumulated during development stage	(44,407)	(9,785)
	-------	-------
Total Stockholders' Equity	(10,852)	(6,095)
	-------	-------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 4,885	$ 4,355
	=======	=======

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY

( Development Stage Companies)

CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Year Ended December 31, 2001	For the Period June 9, 2000 to December 31, 2000	From Inception (June 9, 2000) to December 31, 2001
FEES FOR SERVICES	$24,325	$ 39,242	$63,567
DIRECT COST OF SERVICES	(9,294)	(17,274)	(26,568)
	--------	--------	---------
GROSS PROFIT	15,031	21,968	36,999
OPERATING EXPENSES
Advertising	0	4,880	4,880
Rent expense	15,137	7,750	22,888
Legal and professional fees	26,756	8,914	35,670
General and administrative	6,920	10,143	17,062
	---------	---------	-----------
Total Operating Expenses	48,813	31,687	80,500
	---------	----------	----------
NET INCOME (LOSS) BEFORE OTHER ITEMS	(33,782)	(9,719)	(43,501)
OTHER INCOME (EXPENSE)
Interest expense	(840)	(66)	(906)
	-------	------	--------
NET INCOME (LOSS)	$(34,622)	$ (9,785)	$(44,407)
	=======	======	=======
EARNINGS (LOSS) PER SHARE	$ (0.00)	$ (0.00)	$ (0.03)
	=======	======	=======
WEIGHTED AVERAGE SHARES OUTSTANDING	8,531,570	5,410,299	1,686,456
	=======	=======	=======

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY

( Development Stage Companies )

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Capital in Excess (Deficit) of Par	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
BALANCE, at November 3, 1986 (Inception)	0	$ 0	$ 0	$ 0	$ 0
*Shares issued to initial stockholders for cash, November 3, 1986 at $.01 per share	200,000	2,000	0	0	2,000
*Shares issued to initial stockholders in exchange for Millsite Lease assignment, November 1896 at $.01 per share	802,500	8,025	0	0	8,025
*Net income (loss) from November 3, 1986 (inception) to December 31, 1986	0	0	(1,078)	0	(1,078)
	-------------	--------------	--------------	-------------	--------------
BALANCE, December 31, 1986	1,002,500	10,025	(1,078)	0	8,947
*Net income (loss) for the year ended December 31, 1987	0	0	906	0	906
	--------------	---------------	---------------	-------------	--------------
BALANCE, December 31, 1987	1,002,500	10,025	(172)	0	9,853
*Capital contributed by related party	0	0	1,050	0	1,050
Net income (loss) for the year ended December 31, 1988	0	0	(10,348)	0	(10,348)
	---------------	----------------	-----------------	---------------	---------------
BALANCE, December 31, 1988	1,002,500	10,025	(9,470)	0	555
*Net income (loss) for the year ended December 31, 1989	0	0	(184)	0	(184)
	----------------	---------------	--------------	---------------	---------------
BALANCE, December 31, 1989	1,002,500	10,025	(9,654)	0	371
*Net income (loss) for the year ended December 31, 1990	0	0	(180)	0	(180)
	---------------	---------------	---------------	---------------	----------------
BALANCE, December 31, 1990	1,002,500	10,025	(9,834)	0	191
*Net income (loss) for the year ended December 31, 1991	0	0	(161)	0	(161)
	--------------	----------------	--------------	---------------	---------------
BALANCE, December 31, 1991	1,002,500	10,025	(9,995)	0	30
*Net income (loss) for the year ended December 31, 1992	0	0	(24)	0	(24)
	---------------	---------------	---------------	--------------	----------------
BALANCE, December 31, 1992	1,002,500	10,025	(10,019)	0	6
*Capital contributed by stockholder	0	0	782	0	782
*Net income (loss) for the year ended December 31, 1993	0	0	(788)	0	(788)
	--------------	----------------	---------------	--------------	----------------
BALANCE, December 31, 1993	1,002,500	10,025	(10,025)	0	0
*Change in authorized shares from 5,000,000 to 60,000,000 and par value from $.01 to $.001	0	(9,023)	9,023	0	0
*Shares issued for professional compensation and for consulting services at par value of $.001 per share	8,000,000	8,000	0	0	8,000
*Capital contributed by related party	0	0	25	0	25
*Net income (loss) for the year ended December 31, 1994	0	0	(8,125)	0	(8,125)
	----------------	----------------	---------------	----------------	----------------
BALANCE, December 31, 1994	9,002,500	9,002	(9,102)	0	(100)
*Capital contributed by related party	0	0	25	0	25
*Net income (loss) for the year ended December 31, 1995	0	0	(171)	0	(171)
	---------------	----------------	--------------	--------------	---------------
BALANCE, December 31, 1995	9,002,500	9,002	(9,248)	0	(246)
*Capital contributed by related party	0	0	25	0	25
*Net income (loss) for the year ended December 31, 1996	0	0	(179)	0	(179)
	---------------	---------------	---------------	-------------	---------------
BALANCE, December 31, 1996	9,002,500	9,002	(9,402)	0	(400)
*Reverse split on a basis of 1 for 10	(8,102,277)	(8,102)	8,102	0	0
*Capital contributed by related party	0	0	25	0	25
*Net income (loss) for the year ended December 31, 1997	0	0	(188)	0	(188)
	-------------	----------------	---------------	--------------	----------------
BALANCE, December 31, 1997	900,223	900	(1,463)	0	(563)
*Sale of stock to a corporation for cash at $.001 par	3,344,155	3,344	0	0	3,344
*Sale of stock to certain individuals for cash at $.001 par	600,000	600	0	0	600
*Capital contributed by related party	0	0	9,652	0	9,652
*Net income (loss) for the year ended December 31, 1998	0	0	(16,567)	0	(16,567)
	----------------	--------------	----------------	---------------	----------------
BALANCE, December 31, 1998	4,844,378	4,844	(8,378)	0	(3,534)
*Capital contributed by related party	0	0	10,239	0	10,239
*Net income (loss) for the year ended December 31, 1999	0	0	(6,190)	0	(6,190)
	--------------	----------------	---------------	--------------	---------------
BALANCE, December 31, 1999	4,844,378	4,844	(4,329)	0	515
*Issuance of common stock to acquire Tamasik Technologies, Corp, November 2000 at par and discounted value	3,395,525	3,396	(2,221)	0	1,175
Capital contributed by related party	0	0	2,000	0	2,000
Net income (loss) for the year ended December 31, 2000	0	0	0	(9,785)	(9,785)
	-----------------	----------------	----------------	---------------	----------------
BALANCE, December 31, 2000	8,239,903	8,240	(4,550)	(9,785)	(6,095)
Issuance of common stock for services rendered at $.05 per share, June 2001	500,000	500	24,500	0	25,000
Labor contributed by related party	0	0	4,865	0	4,865
Net income (loss) for the year ended December 31, 2001	0	0	0	(34,622)	(34,622)
	---------------	----------------	---------------	--------------	---------------
BALANCE, December 31, 2001	8,739,903	$8,740	$24,815	$(44,407)	$(10,852)
	==========	==========	==========	=========	==========

* After the effect of recapitalization

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY

( Development Stage Companies )

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2001	For the Period June 9, 2000 to December 31, 2000	From Inception (June 9, 2000) to December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received for services	$22,975	$ 39,242	$62,217
Cash paid expenses	(28,922)	(41,557)	(70,479)
	-----------	-----------	------------
Net cash used in operating activities	(5,947)	(2,315)	(8,262)
	------------	-----------	-----------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash from acquisition treated as a recapitalization	0	1,497	1,497
	-----------	----------	------------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributed by related party	5,800	2,000	7,800
	-----------	-----------	------------
NET INCREASE (DECREASE) IN CASH	(147)	1,182	1,035
CASH AT BEGINNING OF PERIOD	1,182	0	0
	------------	-----------	------------
CASH AT END OF PERIOD	$ 1,035	$ 1,182	$ 1,035
	=======	=======	=======
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES
NET INCOME (LOSS)	$(34,622)	$(9,785)	$(44,407)

Adjustments to reconcile net (loss) to net cash provided (used) by operating activities
Common stock issued for services	25,000	3,396	28,396
Labor contributed by related party	4,865	0	4,865
Changes in assets and liabilities
Increase in accounts receivable	(1,350)	0	(1,350)
Decrease in prepaid expenses	0	1,000	1,000
(Increase)/Decrease in refund due - overpaid commissions	673	(673)	0
Increase in deposit	0	(2,500)	(2,500)
Increase/(Decrease) in accounts payable	(2,376)	6,080	3,704
Increase in accrued expenses	1,863	167	2,030
	-----------	--------	--------
Total Adjustments	28,675	7,470	36,145
	-----------	---------	---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(5,947)	$(2,315)	$(8,262)
	========	=======	=======
NONCASH TRANSACTIONS
Common stock issued for services	$25,000	$ 3,396	$28,396
Common stock issued for acquisition of Tamasik Technologies Corporation	$ 0	$(6,550)	$(6,550)
Labor contributed by related party	$4,865	$ 0	$4,865
	=====	======	======

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

Consolidation policy - The consolidated financial statements at December 31, 2001 and 2000, include the accounts of Pacific and its wholly-owned operating subsidiary. Intercompany transactions and balances have been eliminated in consolidation

Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

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

Advertising - The Company expenses advertising costs as they are incurred. The amounts paid for advertising in the year ended December 31, 2001 and 2000 was $0 and $4,880 respectively.

NOTE 2 - PLAN OF REORGANIZATION AND BASIS OF PRESENTATION

Effective November 10, 2000, Pacific completed a reorganization transaction with and into Tamasik. Under the terms of the transaction all of Tamasik's common stock was exchanged for 3,395,525 shares of common stock of Pacific and Tamasik became a wholly owned subsidiary of Pacific. Tamasik is a Utah Corporation. Tamasik was formed to provide via the internet, online e-commerce solutions to merchants through online auctions and online shopping. Tamasik also provides web development and web page design, web hosting, affiliate sales commissions, advertisements, and e-commerce solutions for merchants. All of Tamarisk's revenue to date is from fees for the above services. Tamasik's offices are located in Flushing, New York. Tamasik is just starting its planned principle operations (the inception of Tamasik was June 9, 2000) and is considered a development stage company as defined in SFAS No. 7. All of the Company's revenue is from its website services provided for customers in the Flushing, New York area.

At the time of the reorganization, all of Tamasik's common stock was owned by an individual. Since this individual became a major stockholder of Pacific at the time of the reorganization, and the Company was basically dormant, and Tamasik had revenue, operations and business activity, for financial reporting purposes, Tamasik is considered the acquiror and therefore the predecessor, and Pacific is considered the acquiree for accounting reporting purposes. Due to the fact that the reorganization is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. Operations of Pacific have been included in consolidation from November 1, 2000 to the year end December 31, 2001.

NOTE 3 - EQUITY TRANSACTIONS

Tamasik on June 9, 2000 issued 3,395,525 shares of $.001 par value common stock at par value in exchange for services which at the time of exchange were deemed to have a value of $3,396. These shares were then later exchanged for stock of Pacific International Holding, Inc. (see note 2)

The Company, during June of 2001, authorized the issuance of 500,000 shares of its common stock to pay for services rendered to it. The shares were granted pursuant to an S-8 registration statement. The services were valued at $.05 per share, which was deemed to be the fair market value of the shares at issuance, for a total consideration of $25,000.

NOTE 4 - COMMITMENTS AND AGREEMENTS

The Company has leased office space in Flushing, New York at $1,250 per month for twelve months through June 30, 2001; $1,350 per month through June 30, 2002; and $1,395.50 per month through June 30, 2003. The Company paid a $2,500 deposit as a condition of the lease. Expense for the above at December 31, 2001 and 2000 was $15,137 and $7,750 respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Of the $9,294 and $17,274 of costs attributed to direct expenses related to service revenue for the periods presented for 2001 and 2000, $4,865 and $7,201 were attributed to Tamasik's President, for his work associated with website design and engineering and the use of equipment owned by him for website design and engineering and other revenue activities provided by Tamasik as described above in Note 2.

NOTE 6 - INCOME TAXES

The Company and Tamasik filed a consolidated Federal and State Corporate tax return for the year ended December 31, 2000.

Prior to consolidation, Pacific had operating losses every year, but one, since inception, thus no provision for income taxes were provided in the financial statements for Pacific. Prior to consolidation, and after, there were no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods for Pacific and Tamasik. Pacific has not filed its Federal tax returns since its inception through December 31, 1999. It has no operating loss carryforwards because losses it has had since inception to December 31, 1999 have not been established for tax purposes by the filing of applicable tax returns. It is management's intention to file the required Federal tax returns for 2000 forward. The Company has filed its Utah State tax returns.

The Company for tax purposes has an estimated consolidated losses at December 31, 2001 and 2000 of $34,622 and $9,785, and thus no provision for income taxes has been made. The losses can be carried forward to future periods to offset income and expire in the years 2020 and 2021. Valuation allowances of $5,193 and $1,468 have been established for the tax credit which is not expected to be realized. The change in the allowance for 2001 and 2000 is $3,725 and $1,468 respectively.

NOTE 7 - GOING CONCERN

Pacific and Tamasik have experienced losses from their inceptions through December 31, 2001. The consolidated entity has limited capital and a working capital deficit of $13,352. The Company to date through it subsidiary has yet to generate any income from operations. Officers of the Company have been paying expenses of the Company required to maintain it's good standing with the State of Utah, to maintain it's existence and to pay expenses not covered by its business operations. . In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do no included any adjustments that might result from the outcome of this uncertainty.

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

NOTE 9 - NOTES PAYABLE TO DIRECTORS AND STOCKHOLDERS

Officers, directors and stockholders of the Company have loaned $9,800 and $4,000 to the Company at December 31, 2001 and 2000 respectively. These loans are due upon demand, unsecured and carry interest at a rate of 10% per annum.