Form 10QSB
period 2002-03-31
PACIFIC INTERNATIONAL HOLDING INC
filed 2002-04-30
CIK 1115551

PACIFIC INTERNATIONAL HOLDING, INC.

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number: 000-30771

PACIFIC INTERNATIONAL HOLDING, INC.

(Exact name of registrant as specified in charter)

Utah	87-0678630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

8 East Broadway, Suite 609, Salt Lake City, UT 84111

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (801) 363-0890

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

Class Outstanding as of March 31, 2002

Common Stock, $0.001 88,400

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Pacific International Holding, Inc. (a development stage company) at March 31, 2002 and December 31, 2001, and the statements of operations for the three months ended March 31, 2002 and 2001 and the period from June 9, 2000 to March 31, 2002, and the cash flows for the three months ended March 31, 2002 and 2001, and the period from June 9, 2000 to March 31, 2002, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY

( Development Stage Companies)

CONSOLIDATED BALANCE SHEETS

March 31, 2002 (Unaudited) and December 31, 2001

	March 31,	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash	$ 1,645	$ 1,035
Accounts Receivable	-	1,350
	________	________
Total Current Assets	1,645	2,385
	________	________
OTHER ASSETS:
Deposit	-	2,500
	________	________
Total Other Assets	-	2,500
	________	________
TOTAL ASSETS	$ 1,645	$ 4,885
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 2,875	$ 3,704
Accrued liabilities	2,764	2,233
Note payable to directors	11,800	9,800
	________	________
Total Current Liabilities	17,439	15,737
	________	________
STOCKHOLDERS' EQUITY
Common stock
60,000,000 shares authorized, $.001 par value; 88,400 and 8,739,903 shares issued & outstanding, respectively	88	8,740
Capital in excess (discount) of par value	33,796	24,815
Deficit accumulated during development stage	(49,678)	(44,407)
	________	________
Total Stockholders' Equity (Deficit)	(15,794)	(10,852)
	________	________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,645	$ 4,885
	=========	=========

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY

( Development Stage Companies)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	From Inception (June 9, 2000) To March 31,
	2002	2001	2002
FEES FOR SERVICES	$1,650	$ 6,275	$65,217
DIRECT COST OF SERVICE	(599)	(1,152)	(27,167)
	________	________	________
GROSS PROFIT	1,051	5,123	38,050

OPERATING EXPENSES
Advertising	-	-	4,880
Rent expense	4,450	3,825	27,338
Legal & professional	1,449	3,500	37,119
General & Administrative	161	681	17,223
	________	________	________
Total Operating Expenses	6,060	8,006	86,560
	________	________	________
NET INCOME (LOSS) BEFORE OTHER ITEMS	(5,009)	(2,883)	(48,510)
OTHER INCOME (EXPENSE)
Interest expense	(262)	(158)	(1,168)
	________	________	________
NET INCOME (LOSS)	$(5,271)	$(3,041)	$(49,678)
	=======	=======	=======
EARNINGS PER SHARE	$(0.06)	$ (0.04)	$ (2.26)
	========	=======	=======
WEIGHTED AVERAGE SHARES OUTSTANDING	88,400	83,400	21,985
	========	=======	=======

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY

( Development Stage Companies )

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2002 and 2001

	2002	2001	From Inception (June 9, 2000) to March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received for services	$1,650	$6,275	$ 63,867
Cash paid expenses	(3,040)	(8,268)	(73,519)
	________	________	________
Net cash used in operating activities	(1,390)	(1,993)	(9,652)
	________	________	________
CASH FLOWS FROM INVESTING ACTIVITIES
Cash from acquisition treated as a recapitalization	-	-	1,497
	________	________	________
CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable and capital contributed by related party	2,000	3,500	9,800
	________	________	________
NET INCREASE (DECREASE) IN CASH	610	1,507	1,645
CASH AT BEGINNING OF PERIOD	1,035	1,182	0
	________	________	________
CASH AT END OF PERIOD	$ 1,645	$2,689	$ 1,645
	======	=======	======
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES
NET INCOME (LOSS)	$(5,271)	$(3,041)	$(49,678)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities
Common stock issued for services	-	-	28,396
Contributed services & expenses	330	-	5,195
Changes in assets and liabilities:
Decrease in prepaid expenses	-	-	1,000
Decrease in accounts receivable	1,350	-	-
Decrease in deposit	2,500	-	-
Increase in refund due - overpaid commission	-	673	-
Increase (decrease) in accounts payable	(829)	216	2,875
Increase in accrued expenses	530	159	2,560
	________	________	________
Total Adjustments	3,881	1,048	40,026
	________	________	________
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(1,390)	$(1,993)	$(9,652)
	========	=========	========
NONCASH TRANSACTIONS
Common stock issued for services	-	-	$28,396
	=======	=======	=====
Common stock issued for acquisition of Tamasik Technologies Corporation	-	-	$(6,550)
	=======	=======	======
Labor contributed by related party	$330	-	$ 5,195
	=======	=======	======

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC INTERNATIONAL HOLDING, INC. AND SUBSIDIARY

(Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Pacific International Holdings, Inc.(Pacific) was organized November 3, 1986 under the laws of the State of Utah under the name Pine Bird Mining & Milling, Inc. On April 1, 1994, Pacific changed its name to Pacific International Holding, Inc. The business purpose of Pacific was to seek potential business ventures which would allow for long term growth. The Company's offices are located in Flushing New York. Since its inception Pacific has had no operating revenue. Pacific has elected a fiscal year end of December 31st. Pacific is considered a development stage company as defined in No. 7. During November 2000, Pacific acquired Tamasik Technologies Corporation (Tamasik) pursuant to a plan of reorganization through the issuance 3,395,525 of its common stock for all the issued and outstanding shares of common stock of Tamasik (See note 2)

Pacific and Tamasik have at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of Pacific and Tamasik and other relevant factors. Pacific expended all of its assets during 1993 and was basically dormant through 1997. Pacific had expenses during 1999 and 1998 which were related to costs associated with its search for new business, discussions with potential business partners and tentative efforts to merge with businesses in China. Officers and stockholders of Pacific have been contributing cash to pay expenses required to maintain it's good standing with the State of Utah and to maintain its existence and to provide working capital for its activities initiated in 1998.

Consolidation policy - The consolidated financial statements at March 31, 2002 and 2001, include the accounts of Pacific and its wholly-owned operating subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

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

Advertising - The Company expenses advertising costs as they are incurred. The amounts paid for advertising in the periods ended March 31, 2002 and 2001 was $0.

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

At the time of the reorganization, all of Tamasik's common stock was owned by an individual. Since this individual became a major stockholder of Pacific at the time of the reorganization, and the Company was basically dormant, and Tamasik had revenue, operations and business activity, for financial reporting purposes, Tamasik is considered the acquiror and therefore the predecessor, and Pacific is considered the acquiree for accounting reporting purposes. Due to the fact that the reorganization is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. Operations of Pacific have been included in consolidation from November 1, 2000 to the period ended March 31, 2002.

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

On March 22, 2002, the Company effected a 1 for 100 reverse split of its common stock. Shareholders of 100 shares or less, prior to the reverse, were not affected. All references in the accompanying financial statements to the number of common shares outstanding and per-share amounts for March 31, 2001 and cumulative from inception, have been restated to reflect the reverse stock split.

NOTE 4 - COMMITMENTS AND AGREEMENTS

The Company has leased office space in Flushing, New York at $1,250 per month for twelve months through June 30, 2001; $1,350 per month through June 30, 2002; and $1,395.50 per month through June 30, 2003. The Company paid a $2,500 deposit as a condition of the lease. Expenses for the above for the periods ended March 31, 2002 and 2001 were $4,450 and $3,825 respectively. On February 28, 2002 Tamasik vacated the leased space.

NOTE 5 - RELATED PARTY TRANSACTIONS

Of the $599 and $1,152 of costs attributed to direct expenses related to service revenue for the periods presented for 2002 and 2001, $330 and $0 were attributed to Tamasik's President, for his work associated with website design and engineering and the use of equipment owned by him for website design and engineering and other revenue activities provided by Tamasik as described above in Note 2.

NOTE 6 - INCOME TAXES

The Company and Tamasik filed a consolidated Federal and State Corporate tax return for the years ended December 31, 2001 and 2000.

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

The Company for tax purposes has an estimated consolidated losses at December 31, 2001 and 2000 of $34,622 and $9,785, and thus no provision for income taxes has been made. The losses can be carried forward to future periods to offset income and expire in the years 2020 and 2021. Valuation allowances of $5,193 and $1,468 have been established for the tax credit which is not expected to be realized. The change in the allowance for 2001 and 2000 is $3,725 and $1,468 respectively. The Company had an interim consolidated loss at March 31, 2002 of $39,893. A valuation allowance of $5,984 was established at March 31, 2002 for the tax credit that is not expected to be realized.

NOTE 7 - GOING CONCERN

Pacific and Tamasik have experienced losses from their inceptions through March 31, 2002. The consolidated entity has limited capital and a working capital deficit of $15,794. The Company to date through it subsidiary has yet to generate any income from operations. Officers of the Company have been paying expenses of the Company required to maintain it's good standing with the State of Utah, to maintain it's existence and to pay expenses not covered by its business operations. . In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do no included any adjustments that might result from the outcome of this uncertainty.

Management plans are to take steps necessary to have its business activities become profitable enough to maintain it existence and to provide profitable future operations. To do so the Company may need to raise additional capital through equity or lending funding.

NOTE 8 - NOTES PAYABLE TO DIRECTORS AND STOCKHOLDERS

Officers, directors and stockholders of the Company have loaned $11,800 to the Company at March 31, 2002. These loans are due upon demand, unsecured and carry interest at a rate of 10% per annum.

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

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering the development stage. The Company's balance sheet as of March 31, 2002, reflects a total asset value of $1,645. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from January 1, 2002 through March 31, 2002, the Company has engaged in limited operations from its website development business, in addition to its efforts in maintaining its reporting status with the SEC and seeking a business combination. $1,650 in revenues were received by the Company during the three months ended March 31, 2002.

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

Part II - Other Information

Item 1. Legal Proceedings

None; not applicable.

Item 2. Changes in Securities.

On March 22, 2002 the Company effected a 1 for 100 reverse split of its common stock. Shareholders of 100 shares or less, prior to the reverse, were not affected.

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

Date: April 30, 2002 By: /s/ Kitty Chow

Kitty Chow, President