Form 10QSB
period 2002-06-30
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2002-08-19
CIK 1115551

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                              --------- -----------

                        Commission File number: 000-30771

                 INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.
                   ( fka Pacific International Holding, Inc.)
               (Exact name of registrant as specified in charter)



                               Indiana 87-0678630

                 (State or other jurisdiction of incorporation
                  or organization) (I.R.S. Employer I.D. No.)


                  5624 West 73rd Street, Indianapolis, IN 46278
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (317) 295-3500

                      8 East Broadway, Suite 609, Salt Lake
                 City, UT 84111 (Former name, address and fiscal
                       year, if changed since last report)

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

Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.



       Class                                Outstanding as of June 30, 2002
   Common Stock, $0.001                                848,400

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


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Interactive Motorsports and Entertainment Corp., fka Pacific International Holding, Inc., (a development stage company) at June 30, 2002 and December 31, 2001, and the statements of operations for the three and six months ended June 30, 2002 and 2001 and the period from June 9, 2000 to June 30, 2002, and the cash flows for the six months ended June 30, 2002 and 2001, and the period from June 9, 2000 to June 30, 2002, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

         INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARY
             fka Pacific International Holding, Inc. and Subsidiary
                         ( Development Stage Companies)
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 2002 (Unaudited) and December 31, 2001


                                                                    June 30,                         December 31,
                                                                      2002                                    2001
                                                                    -----------                      -------------

                  ASSETS

CURRENT ASSETS:

 Cash                                                               $ 1,704                          $ 1,035

 Accounts Receivable                                                      -                            1,350

                                                                    ----------                       ----------

   Total Current Assets                                             $ 1,704                          $ 2,385

                                                                    ----------                       ----------

OTHER ASSETS:

 Deposit                                                                  -                            2,500

                                                                    ----------                       ----------

     Total Other Assets                                                   -                            2,500

                                                                    ----------                       ----------

TOTAL ASSETS                                                        $ 1,704                          $ 4,885

                                                                    ========                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

 Accounts payable                                                   $     -                          $ 3,704

 Accrued liabilities                                                    100                            2,233

 Notes payable to directors                                               -                            9,800

                                                                    ----------                       ----------

Total Current Liabilities                                               100                           15,737

                                                                    ----------                       ----------


STOCKHOLDERS' EQUITY


   Common stock

   60,000,000 shares authorized, $.001 par value; 848,400 and           848                            8,740
8,739,903 shares issued & outstanding, respectively

  Capital in excess (discount) of par value                          84,907                           24,815

  Deficit accumulated during development stage                      (84,153)                         (44,407)

                                                                    ----------                      ----------

Total Stockholders' Equity (Deficit)                                $ 1,604                         $(10,852)

                                                                    ----------                      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,704                         $  4,885

                                                                    ==========                      ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

         INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARY
             fka Pacific International Holding, Inc. and Subsidiary
                         ( Development Stage Companies)
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                   For the Three    For the Three    For the Six     For the Six      From Inception
                                                   Months Ended     Months Ended     Months Ended    Months Ended     (June 9, 2000)
                                                   June 30,         June 30,         June 30,        June 30,         To June 30,

                                                      2002             2001             2002            2001             2002
                                                   ----------       ----------       ----------      ----------       ----------

FEES FOR SERVICES                                  $     -          $ 3,800          $ 1,650         $ 10,075         $ 65,217

DIRECT COST OF SERVICE                                   -           (2,699)            (599)          (3,851)         (27,167)

                                                   ----------       ----------       ----------      ----------       ----------

GROSS PROFIT                                             -            1,101            1,051            6,224           38,050


OPERATING EXPENSES

 Advertising                                             -                -                -                -            4,880

 Rent expense                                            -            3,750            4,450            7,575           27,338

 Legal & professional                                  494           21,216            1,943           24,716           37,612

 General & Administrative                           38,148            1,892           38,309            2,573           55,371

                                                   ----------       ----------       ----------      ----------       ----------

  Total Operating Expenses                          38,642           26,858           44,702           34,864          125,201

                                                   ----------       ----------       ----------      ----------       ----------

NET INCOME (LOSS)

  BEFORE OTHER ITEMS                               (38,642)         (25,757)         (43,651)         (28,640)         (87,151)

OTHER INCOME (EXPENSE)

  Other Income                                       4,166                -            4,166                -            4,166

  Interest expense                                       -             (212)            (261)            (370)          (1,168)

                                                   ----------       ----------       ----------      ----------        ---------

NET INCOME (LOSS)                                  (34,476)         (25,969)         (39,746)         (29,010)         (84,153)
                                                   ==========       ==========       ==========      ==========        =========

EARNINGS PER SHARE                                 $ (0.06)         $ (0.29)         $ (0.12)        $  (0.32)         $ (2.70)
                                                   ==========       ==========       ==========      ==========        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

         INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARY
             fka Pacific International Holding, Inc. and Subsidiary
                         ( Development Stage Companies )
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                 For the Six Months Ended June 30, 2002 and 2001


                                                                    For the Six Months    For the Six Months    From Inception
                                                                    Ended June 30,        Ended June 30,        (June 9, 2000) to
                                                                        2002                   2001             June 30, 2002
                                                                    -------------------   --------------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Cash received for services                                        $1,650                $10,075              $ 63,867

  Cash paid expenses                                                (3,681)               (15,089)              (74,160)

                                                                    --------              --------              --------

  Net cash used in operating activities                             (2,031)               (5,014)               (10,293)

                                                                    --------              --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES

 Cash from acquisition treated as a recapitalization                     -                     -                  1,497

                                                                    --------              --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES

 Loans payable and capital contributed by related party              2,700                 5,000                 10,500

                                                                    --------              --------              --------

NET INCREASE (DECREASE) IN CASH                                        669                   (14)                 1,704

CASH AT BEGINNING OF PERIOD                                          1,035                 1,182                      -

                                                                    --------              --------              --------

CASH AT END OF PERIOD                                               $ 1,704               $1,168                $ 1,704

                                                                    ========              ========              ========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                                                   $(39,746)             $(29,010)             $(84,153)
                                                                    ---------             ---------             ---------

Interest forgiven by officers, directors and shareholders           $  1,372              $      -              $  1,372

Adjustments to reconcile net (loss) to net cash provided (used) by operating activities

   Common stock issued for services                                   38,000                25,000                66,396

   Contributed services & expenses                                       330                 2,015                 5,195

   Changes in assets and liabilities

    Decrease in prepaid expenses                                           -                     -                 1,000

    Decrease (increase) in refund due - overpaid commissions               -                   673                     -

    Decrease in deposit                                                2,500                     -                     -

    Decrease in accounts receivable                                    1,350                     -                     -

    Increase (decrease) in accounts payable                           (3,704)               (4,938)                    -

    Increase in accrued expenses                                      (2,133)                1,246                  (103)

                                                                    --------              --------               ---------

        Total Adjustments                                             37,715                23,996                73,860

                                                                    --------              --------               ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    $(2,031)              $(5,014)              $(10,293)

                                                                    ========              ========               =========


NONCASH TRANSACTIONS

 Common stock issued for services                                   $     -            $        -               $ 28,396

                                                                    ========              ========               =========

 Common stock issued for acquisition of Tamasik Technologies        $     -            $        -               $( 6,550)
Corporation

                                                                    ========              ========               =========

 Contributed services and expenses                                  $   330            $        -               $  5,195

                                                                    ========               ========              =========

Debt forgiven by officers, directors and shareholders               $12,500            $        -               $ 12,500

                                                                    ========               ========              =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

         INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARY
             fka Pacific International Holding, Inc. and Subsidiary
                          (Development Stage Companies)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Pacific International Holdings, Inc.("Pacific" or the "Company") (See Note 10) was organized November 3, 1986 under the laws of the State of Utah under the name Pine Bird Mining & Milling, Inc. On April 1, 1994, Pacific changed its name to Pacific International Holding, Inc. The business purpose of Pacific was to seek potential business ventures which would allow for long term growth. The Company's offices were located in Flushing New York.(See Note 10) Since its inception Pacific has had no operating revenue. Pacific has elected a fiscal year end of December 31st. Pacific is considered a development stage company as defined in No. 7. During November 2000, Pacific acquired Tamasik Technologies Corporation (Tamasik) pursuant to a plan of reorganization through the issuance 3,395,525 of its common stock for all the issued and outstanding shares of common stock of Tamasik (See note 2)

     Pacific and Tamasik have not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. Pacific expended all of its assets during 1993 and was basically dormant through 1997. Pacific had expenses during 1999 and 1998 which were related to costs associated with its search for new business, discussions with potential business partners and tentative efforts to merge with businesses in China. Officers and stockholders of Pacific have been contributing cash to pay expenses required to maintain it's good standing with the State of Utah and to maintain its existence and to provide working capital for its activities initiated in 1998.

     Consolidation policy - The consolidated financial statements at June 30, 2002 and 2001, include the accounts of Pacific and its wholly-owned operating subsidiary. Intercompany transactions and balances have been eliminated in consolidation

     Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

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

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Advertising - The Company expenses advertising costs as they are incurred. The amounts paid for advertising in the periods ended June 30, 2002 and 2001 was $0.

NOTE 2 - PLAN OF REORGANIZATION AND BASIS OF PRESENTATION

     Effective November 10, 2000, Pacific completed a reorganization transaction with and into Tamasik. Under the terms of the transaction all of Tamasik's common stock was exchanged for 3,395,525 shares of common stock of Pacific and Tamasik became a wholly owned subsidiary of Pacific. Tamasik is a Utah Corporation. Tamasik was formed to provide via the internet, online e-commerce solutions to merchants through online auctions and online shopping. Tamasik provided web development and web page design, web hosting, affiliate sales commissions, advertisements, and e-commerce solutions for merchants. All of Tamarisk's revenue was from fees for the above services. Tamasik's offices were located in Flushing, New York. Tamasik was considered a development stage company as defined in SFAS No.
     7. All of the Company's revenue was from its website services provided for customers in the Flushing, New York area.

     At the time of the reorganization, all of Tamasik's common stock was owned by an individual. Since this individual became a major stockholder of Pacific at the time of the reorganization, and the Company was basically dormant, and Tamasik had revenue, operations and business activity, for financial reporting purposes, Tamasik is considered the acquiror and therefore the predecessor, and Pacific is considered the acquiree for accounting reporting purposes. Due to the fact that the reorganization is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. Operations of Pacific have been included in consolidation from November 1, 2000 to the period ended June 30, 2002.

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

     On March 22, 2002, the Company effected a 1 for 100 reverse split of its common stock. All references in the accompanying financial statements to the number of common shares outstanding and per-share amounts for March 31, 2001 and cumulative from inception, have been restated to reflect the reverse stock split. The par value did not change at the time of the reverse split of the common stock, so additional paid-in capital was increased by this transaction.

     On April 30, 2002, the Company issued 760,000 shares of its common stock as compensation for services rendered at a value of $.05 per share for a total consideration of $38,000. These shares were subsequently cancelled pursuant to the Agreement and Plan of Reorganization dated August 2, 2002. (See Note
     10)

     Subsequent to the end of the quarter, the Company issued 2,804,891 shares of its common stock pursuant to a stock option plan. The shares were granted under an S-8 Registration Statement. The shares were valued at $.05 per share, which was deemed to be the fair market value of the shares at issuance, for a total consideration of $140,245.

NOTE 4 - COMMITMENTS AND AGREEMENTS

     The Company has leased office space in Flushing, New York at $1,250 per month for twelve months through June 30, 2001; $1,350 per month through June 30, 2002; and $1,395.50 per month through June 30, 2003. The Company paid a $2,500 deposit as a condition of the lease. Expenses for the above for the periods ended March 31, 2002 and 2001 were $4,450 and $3,825 respectively. On February 28, 2002 Tamasik vacated the leased space. The space has been vacated and the deposit has been applied to the final two months' rent.

NOTE 5 - RELATED PARTY TRANSACTIONS

     Of the $599 and $3,851 of costs attributed to direct expenses related to service revenue for the periods presented for 2002 and 2001, $330 and $0 were attributed to Tamasik's President, for his work associated with website design and engineering and the use of equipment owned by him for website design and engineering and other revenue activities provided by Tamasik as described above in Note 2.

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

     The Company for tax purposes has an estimated consolidated losses at December 31, 2001 and 2000 of $34,622 and $9,785, and thus no provision for income taxes has been made. The losses can be carried forward to future periods to offset income and expire in the years 2020 and 2021. Valuation allowances of $5,193 and $1,468 have been established for the tax credit which is not expected to be realized. The change in the allowance for 2001 and 2000 is $3,725 and $1,468 respectively. The Company had an interim consolidated loss for the six months ended June 30, 2002 of $39,746. A valuation allowance of $13,592 was established at June 30, 2002 for the tax credit that is not expected to be realized.

NOTE 7 - GOING CONCERN

     Pacific and Tamasik have experienced losses from their inceptions through June 30, 2002. Tamasik recently ceased doing business. The Company has limited capital with working capital of $1,604. The Company to date through it subsidiary has yet to generate any income from operations. Officers of the Company have been paying expenses of the Company required to maintain it's good standing with the State of Utah, to maintain it's existence and to pay expenses not covered by its business operations. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. (However, see Note 10 "Subsequent Events.")

     Management plans are to take steps necessary to have its business activities become profitable enough to maintain it existence and to provide profitable future operations. To do so the Company may need to raise additional capital through equity or lending funding. See Note 10 below.

NOTE 8 - NOTES PAYABLE TO DIRECTORS AND STOCKHOLDERS

     Officers, directors and stockholders of the Company have loaned $12,500 to the Company at June 30, 2002. These loans and the associated accrued interest have been forgiven and reclassified as contributed capital.

NOTE 9 - ASSUMPTION AND FORGIVENESS OF LIABILITIES BY INDEPENDENT CONTRACTOR

     During the quarter, management negotiated with an independent contractor to the Company in relation to commissions owed to him and expenses incurred by him. At the conclusion of the negotiations the independent contractor agreed to forgive the commission payable of $1,291 and to assume expenses in the amount of $2,875 for telephone charges. This transaction has been treated as other income.

NOTE 10 - SUBSEQUENT EVENTS

     Effective  August 2, 2002,  Pacific  International  Holding,  Inc. (OTC BB:
     PCIH.OB), a Utah corporation, changed its state of domicile and name by merging into Interactive Motorsports and Entertainment Corp., an Indiana corporation ("IMEC"), pursuant to an Agreement and Plan of Reorganization. Subsequent to the merger and effective as of the same date, IMEC acquired pursuant to a Plan and Agreement of Exchange all of the issued and outstanding shares of common stock and preferred stock of Perfect Line, Inc., an Indiana corporation ("Perfect Line"), from the Perfect Line shareholders in exchange on a share-for-share basis for shares of IMEC common stock and preferred stock. As a result of the share exchange, the Perfect Line shareholders now hold IMEC shares representing approximately eighty-two percent (82%) of the IMEC capital stock. Also effective as of August 2, 2002, the members of the Board of Directors of Perfect Line were elected to replace the members of the IMEC Board of Directors and the executive officers of Perfect Line became the executive officers of IMEC.

     Perfect Line owns and operates the NASCAR Silicon Motor Speedway store chain, which offers licensed NASCAR-branded entertainment products. Through its other wholly owned subsidiary, Tamasik Technologies Corporation, the Registrant had provided e-commerce services to merchants. Tamasik currently has ceased operations and is dormant. Management is in the process of determining an appropriate course of action for this subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Plan of Operation

          The Company's subsidiary Tamasik ceased doing business. Prior to the merger with Interactive Motorsports and Entertainment Corp. described below under "Subsequent Events," the Company was seeking to acquire assets or shares of an entity actively engaged in business which generated revenues. As a result of the merger, the Company intends to further develop and implement Interactive Motorsports and Entertainment Corp.'s plans to expand its operations across the United States.

Liquidity and Capital Resources

          The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering the development stage. The Company's balance sheet as of June 30, 2002, reflects a total asset value of $1,704. The Company had no cash or line of credit, other than that which present management may agree to extend to or invest in the Company. The Company will carry out its plan of business as discussed above.

Results of Operations

          During the period from January 1, 2002 through June 30, 2002, the Company engaged in limited operations from its website development business, in addition to its efforts in maintaining its reporting status with the SEC and seeking a business combination. $1,650 in revenues were received by the Company during the six months ended June 30, 2002.

          For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, and expenses associated with locating and merging with Interactive Motorsports and Entertainment Corp.

Need for Additional Financing

          Based upon the anticipated cash flow from Interactive Motorsports and Entertainment Corp., the Company believes that its existing capital will be sufficient to meet the Company's cash needs for the next twelve months, absent further market expansion. However, at such time as management decides to execute upon its expansion plans, the Company anticipates needing substantial additional capital which the Company anticipates raising through equity and/or debt financing. No assurance can be made, however, that the Company can locate or finalize such financing.

Part II - Other Information

         Item 1.   Legal Proceedings

          None; not applicable.

         Item 2.  Changes in Securities.

          On June 28,  2001 a  registration  under  Rule S-8 was  filed  whereby
          500,000  shares  were  issued  for  expenses   incurred  and  services
          rendered.

          Subsequent to the end of the quarter, the Company issued 2,804,891 shares of its common stock pursuant to a stock option plan. The shares were granted under an S-8 Registration Statement. The shares were valued at $.05 per share, which was deemed to be the fair market value of the shares at issuance, for a total consideration of $140,245.

Subsequent Events

          Effective August 2, 2002, Pacific International Holding, Inc. (OTC BB:
          PCIH.OB), a Utah corporation, changed its state of domicile and name by merging into Interactive Motorsports and Entertainment Corp., an Indiana corporation ("IMEC"), pursuant to an Agreement and Plan of Reorganization. Subsequent to the merger and effective as of the same date, IMEC acquired pursuant to a Plan and Agreement of Exchange all of the issued and outstanding shares of common stock and preferred stock of Perfect Line, Inc., an Indiana corporation ("Perfect Line"), from the Perfect Line shareholders in exchange on a share-for-share basis for shares of IMEC common stock and preferred stock. As a result of the share exchange, the Perfect Line shareholders now hold IMEC shares representing approximately eighty-two percent (82%) of the IMEC capital stock. Also effective as of August 2, 2002, the members of the Board of Directors of Perfect Line were elected to replace the members of the IMEC Board of Directors and the executive officers of Perfect Line became the executive officers of IMEC.

         Perfect Line owns and operates the NASCAR Silicon Motor Speedway store chain, which offers licensed NASCAR-branded entertainment products. Through its other wholly owned subsidiary, Tamasik Technologies Corporation, the Registrant provided e-commerce services to merchants. Tamasik currently has ceased operations and is dormant. Management is in the process of determining an appropriate course of action for this subsidiary.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

A.   Exhibits

                    --------------------------------------- ---------------------------------------------------------
                                 Exhibit No.                                      Description
                    --------------------------------------- ---------------------------------------------------------
                    --------------------------------------- ---------------------------------------------------------
                                     2.1                    Agreement  and Plan of  Reorganization,  dated  July 30,
                                                            2002,  among  Pacific   International   Holding,   Inc.,
                                                            Perfect Line,  Inc.,  and all of the owners of record of
                                                            the common and preferred shares of Perfect Line, Inc.
                    --------------------------------------- ---------------------------------------------------------
                    --------------------------------------- ---------------------------------------------------------

                    --------------------------------------- ---------------------------------------------------------
                    --------------------------------------- ---------------------------------------------------------
                                     2.2                    Plan and  Agreement  of  Exchange,  dated July 31, 2001,
                                                            between Interactive  Motorsports and Entertainment Corp.
                                                            and Perfect Line, Inc.
                    --------------------------------------- ---------------------------------------------------------
                    --------------------------------------- ---------------------------------------------------------

                    --------------------------------------- ---------------------------------------------------------
                    --------------------------------------- ---------------------------------------------------------
                                     99.1                   Certification Pursuant
                                                            to 18 U.S.C.ss.1350
                    --------------------------------------- ---------------------------------------------------------


B.   Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K for the quarter ended June 30, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

Dated:  August 19, 2002        By: /s/ William Donaldson
                                  -------------------------------------------
                                   William Donaldson, Chairman, CEO and
                                   Chief Financial Officer

                                  EXHIBIT INDEX




                    --------------------------------------- ---------------------------------------------------------
                                 Exhibit No.                                      Description
                    --------------------------------------- ---------------------------------------------------------
                    --------------------------------------- ---------------------------------------------------------
                                     2.1                    Agreement  and Plan of  Reorganization,  dated  July 30,
                                                            2002,  among  Pacific   International   Holding,   Inc.,
                                                            Perfect Line,  Inc.,  and all of the owners of record of
                                                            the common and preferred  shares of Perfect  Line,  Inc.
                                                            This  exhibit is  incorporated  by  reference to Exhibit
                                                            2.1 to the  Registrant's  Current  Report  on  Form  8-K
                                                            filed on August 14, 2002.
                    --------------------------------------- ---------------------------------------------------------
                    --------------------------------------- ---------------------------------------------------------

                    --------------------------------------- ---------------------------------------------------------
                    --------------------------------------- ---------------------------------------------------------
                                     2.2                    Plan and  Agreement  of  Exchange,  dated July 31, 2001,
                                                            between Interactive  Motorsports and Entertainment Corp.
                                                            and Perfect Line,  Inc. This exhibit is  incorporated by
                                                            reference  to Exhibit  2.2 to the  Registrant's  Current
                                                            Report on Form 8-K filed on August 14, 2002
                    --------------------------------------- ---------------------------------------------------------
                    --------------------------------------- ---------------------------------------------------------

                    --------------------------------------- ---------------------------------------------------------
                    --------------------------------------- ---------------------------------------------------------
                                     99.1                   Certification Pursuant to 18 U.S.C.ss.1350


                    --------------------------------------- ---------------------------------------------------------


                                  EXHIBIT 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Interactive Motorsports and Entertainment Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the Date hereof (the "Report"), each of the undersigned certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 14, 2002       By: /s/ William Donaldson
                               -----------------------------------------------
                               William Donaldson, Chairman, CEO and
                               Chief Financial Officer