Form 10QSB
period 2002-09-30
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2002-11-14
CIK 1115551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2002

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission File number: 000-30771

                           INTERACTIVE MOTORSPORTS AND
                               ENTERTAINMENT CORP.
                  (f.k.a. Pacific International Holding, Inc.)
               (Exact name of registrant as specified in charter)

                                     Indiana
         (State or other jurisdiction of incorporation or organization)

                                   87-0678630
                           (I.R.S. Employer I.D. No.)

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

     Class Outstanding as of September 30, 2002 Common Stock, par value $0.0001, 61,300,000 shares issued and outstanding

     Transitional Small Business Format:  Yes [ ] No [X]

     Documents incorporated by reference: None

                                FORM 10-QSB INDEX



                                                                          Page
         Section                                                         Number
         ----------------------------------------------------------------------



         PART I. FINANCIAL INFORMATION .......................................3

         Item 1.Condensed Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2002
         (unaudited)and December 31, 2001.....................................3
         Unaudited Condensed Consolidated Statements of Operations
         for the Three Months Ended September 30, 2002 and 2001...............4
         Unaudited Condensed Consolidated Statements of Changes
         in Shareholders' Equity (Deficit)for the Nine
         Months Ended September 30, 2002 and Period from Inception
         to September 30, 2001................................................5
         Unaudited Condensed Consolidated Statements of Operations
         for the Nine Months Ended September 30, 2002 and 2001................6
         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 2002 and 2001................7
         Condensed Notes to Unaudited Condensed Consolidated Financial
         Statements...........................................................8

         Item 2.Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................11
         Item 3.Quantitative and Qualitative Disclosures about Market Risk...14
         Item 4.Controls and Procedures......................................14

         PART II. OTHER INFORMATION .........................................14

         Item 1.Legal Proceedings............................................14
         Item 2.Changes in Securities and Use of Proceeds....................14
         Item 3.Defaults Upon Senior Securities .............................14
         Item 4.Submission of Matters to a Vote of Security Holders..........15
         Item 5.Other Information  ..........................................15
         Item 6.Exhibits and Reports on Form 8-K ............................15

         SIGNATURES..........................................................15
         CERTIFICATIONS .....................................................16
         EXHIBITS ...........................................................18



                       NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-QSB and other statements issued or made from time to time by the Company or its representatives contain statements which may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A Sections 77z-2 and 78u-5. Those statements include statements regarding the intent, belief, or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. All statements, trend analyses, and other information contained in this report relative to markets for the
Company's products and/or trends in the Company's operations or financial results, as well as other statements which include words such as "anticipate," "could," "feel(s)," "believes," "plan," "estimate," "expect," "should," "intend," "will," and other similar expressions, constitute forward-looking statements and are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions that may impact the disposable income of consumers; (ii) the ability of the company to obtain additional capital; and (iii) the ability of the company to control costs and execute its business plan.

The reader is cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward- looking statements are set forth herein. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


         INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARY f.k.a. Pacific International Holding, Inc. and Subsidiary

                         CONDENSED CONSOLIDATED BALANCE
                         SHEETS As of September 30, 2002
                        (Unaudited) and December 31, 2001

                                                                                          September 30,       December 31,
                                                                                              2002                2001
                                                                                              ----                ----
     ASSETS
     Cash and cash equivalents                                                                $943,148          $778,629
     Trade accounts receivable                                                                  50,050            51,684
     Merchandise inventory                                                                     268,349            72,310
     Prepaid insurance and other expenses                                                       55,596            30,804
     Accounts receivable from related parties                                                  100,000           138,298
                                                                                               -------           -------
     Total current assets                                                                    1,417,143         1,071,725

     Property and equipment, net of accumulated depreciation                                 1,052,753         1,270,792

     Deposits                                                                                  117,221            88,642

     Other assets                                                                                    -            72,379
                                                                                                     -
                                                                                                ------            ------
     Total assets                                                                           $2,587,117        $2,503,538
                                                                                            ==========        ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
     Accounts payable                                                                         $393,393          $222,500
     Line of credit                                                                                  -           350,000
     Accrued payroll and payroll taxes                                                         182,754           100,958
     Sales tax payable                                                                          49,890            94,622
     Gift certificates and customer deposits, net                                              122,955           171,438
     Accrued expenses                                                                          524,143           369,776
     Accrued interest                                                                                -            37,900
     Current portion of long-term debt                                                               -            26,198
                                                                                            ----------         ---------
     Total current liabilities                                                               1,273,135         1,373,392

     Notes payable                                                                                   -         1,200,000
                                                                                            ----------         ---------

     Total liabilities                                                                       1,273,135         2,573,392

     Shareholders' equity; Member's deficit:
     Common stock;  $0.0001 par value,  200,000,000  shares  authorized,  61,300,000
         shares issued and outstanding                                                           6,130                 -
     Convertible  preferred stock, $0.0001 par value,  10,000,000 shares authorized,
         4,745,456 shares issued and outstanding                                                   475                 -
     Additional paid-in capital                                                              3,512,600                 -
     Member units                                                                                    -           650,000
     Retained deficit                                                                      (2,205,223)         (719,854)
                                                                                           -----------         ---------
     Total shareholders' equity; Member's deficit                                            1,313,982          (69,854)
                                                                                             ---------          --------
     Total liabilities and shareholders' equity; Member's deficit                           $2,587,117        $2,503,538
                                                                                            ==========        ==========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

         INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARY f.k.a. Pacific International Holding, Inc. and Subsidiary

                      CONDENSED CONSOLIDATED STATEMENTS OF
                      OPERATIONS For the three months ended
                           September 30, 2002 and 2001


                                                                                               2002             2001
                                                                                               ----             ----

     Net sales                                                                                $2,276,657      $1,231,744

     Cost of sales                                                                               192,626          67,575
                                                                                             -----------      ----------

     Gross profit                                                                              2,084,031       1,164,169

     Operating expenses                                                                        2,841,873       1,701,695
                                                                                               ---------       ---------

     Operating loss                                                                            (757,842)       (537,526)

     Interest expense                                                                             32,604          23,274
                                                                                              ----------      ----------

     Earnings before income tax                                                                (790,446)       (560,800)

     Provision for income tax                                                                          -               -
                                                                                             -----------     -----------


     Net loss                                                                                 $(790,446)      $(560,800)
                                                                                              ==========      ==========


     Net loss per Common Share:
              Basic                                                                              $(0.01)         $(0.01)
                                                                                                 =======         =======
              Diluted                                                                            $(0.01)         $(0.01)
                                                                                                 =======         =======

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

         INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARY f.k.a. Pacific International Holding, Inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the nine months ended September 30, 2002 and period
                      from inception to September 30, 2001


                                                                                         2002            2001
                                                                                         ----            ----

     Net sales                                                                        $6,985,118       $1,231,744


     Cost of sales                                                                       523,730           67,575
                                                                                     -----------      -----------


     Gross profit                                                                      6,461,388        1,164,169

     Operating expenses                                                                7,851,559        1,844,203
                                                                                       ---------        ---------

     Operating loss                                                                  (1,390,171)        (680,034)

     Interest expense                                                                     95,198           23,274
                                                                                          ------           ------

     Earnings before income tax                                                      (1,485,369)        (703,308)

     Provision for income tax                                                                  -                -
                                                                                     -----------       ----------

     Net loss                                                                       $(1,485,369)       $(703,308)
                                                                                    ============       ==========

     Net loss per Common Share:
              Basic                                                                      $(0.02)          $(0.01)
                                                                                         =======          =======
              Diluted                                                                    $(0.02)          $(0.01)
                                                                                         =======          =======

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

         INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARY f.k.a. Pacific International Holding, Inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
            SHAREHOLDERS' EQUITY (DEFICIT) For the nine months ended
       September 30, 2002 and period from inception to September 30, 2001




                                                                                                                           Total
                                                                                                                       Shareholders'
                              Common Stock           Preferred Stock        Member Units     Additional     Retained      Equity;
                              ------------           ---------------        and Dollars      Paid-In        Earnings      Members'
                                                                             -------         Capital        (Deficit)     Deficit
                              Shares   Dollars        Shares      Dollars                    --------       ---------    ---------
                              ------   -------        ------      -------
Balance at May 31, 2001                $
(Inception)                         -         -             -       $    -        $650,000         $   -         $    -     $650,000


Net loss                            -         -            -            -               -             -      (719,854)     (719,854)
                                    -         -            -            -              -             -      ---------     ---------

Balance at December 31,
2001                                                                             650,000                    (719,854)      (69,854)


Net loss                            -         -            -            -              -             -    (1,485,369)   (1,485,369)

Issuance of preferred
stock with warrants                 -         -    4,745,456          475              -     2,484,525              -    2,485,000


Issuance of common stock   61,300,000     6,130            -            -              -       178,075              -      184,205


Conversion of member
loans to equity                     -         -            -            -        400,000             -              -      400,000


Conversion of member's
equity to additional
paid in capital                     -         -            -            -      (850,000)       850,000              -            -


                                                                        -      (200,000)
Distribution to member              -         -            -                                         -              -     (200,000)
                                    -         -            -            -                            -              -    ---------

Balance at September
30, 2002                   61,300,000    $6,130    4,745,456   $      475         $    -    $3,512,600   $(2,205,223)   $1,313,982
                           ==========    ======    =========   ==========         ======    ==========   ============   ==========


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

         INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARY f.k.a. Pacific International Holding, Inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 2002 and period
                      from inception to September 30, 2001


                                                                                              2002              2001
                                                                                              ----              ----

     Cash flows from operating activities
          Net loss                                                                        $(1,485,369)       $(703,308)
         Adjustments to reconcile net loss to net cash provided by (used
          in)               operations:

           Depreciation, amortization, impairment, and other                                   244,512           73,499
         Net changes in operating assets and liabilities:

          Accounts receivable                                                                    1,634        (194,235)
          Merchandise inventory                                                              (196,039)         (38,555)
          Prepaids and other current assets                                                   (24,792)         (47,064)
          Accounts payable                                                                     170,893          198,128
          Deposits - long-term                                                                (28,579)            7,414
          Accrued payroll and payroll taxes                                                     81,796          149,646
          Sales tax payable                                                                   (44,732)           38,319
          Unearned revenue                                                                    (48,483)                -
          Accrued expenses                                                                     154,367          146,868
          Accrued interest                                                                    (37,900)           19,900
          Other assets and liabilities                                                          54,713         (62,936)
                                                                                           -----------        ---------
     Net cash used in operations                                                           (1,157,979)        (412,324)
                                                                                           -----------        ---------

     Cash flows from investing activities, net of assets acquired:
           Purchase of property and equipment                                                  (8,807)      (1,245,000)
                                                                                           -----------      -----------
     Net cash used in investing activities                                                     (8,807)      (1,245,000)
                                                                                           -----------      -----------

     Cash flow from financing activities, net of assets acquired:
           Loans from and (repayments to) related parties                                       38,298          190,000
           Net borrowings on line of credit                                                  (350,000)          350,000
           Net borrowings on bank loan                                                       (826,198)          800,000
           Proceeds from issuance of preferred stock with warrants                           2,485,000                -
           Proceeds from issuance of common stock                                              184,205                -
           Distribution to member                                                            (200,000)                -

           Initial capital contributions by members                                                  -          650,000
                                                                                                     -          -------
     Net cash provided by financing activities:                                              1,331,305        1,990,000
                                                                                             ---------        ---------

     Increase in cash and cash equivalents                                                     164,519          332,676

     Cash and cash equivalents, beginning of period                                            778,629                -
                                                                                               -------                -
     Cash and cash equivalents, end of period                                                 $943,148         $332,676
                                                                                              ========         ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

         INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARY f.k.a. Pacific International Holding, Inc. and Subsidiary

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - MERGER AND BASIS OF PRESENTATION

Effective August 2, 2002, Pacific International Holding, Inc., a Utah corporation ("Pacific"), changed its state of domicile and name by merging with and into Interactive Motorsports and Entertainment Corporation (the surviving entity), an Indiana corporation (the "Company"), pursuant to an Agreement and Plan of Reorganization. Per the merger agreement, each share of Pacific common stock outstanding immediately prior to the effective date of the merger was cancelled and converted into four shares of Interactive Motorsports and Entertainment Corporation common stock. At the time of the merger, Pacific was essentially dormant.


Subsequent to the merger and effective as of the same date, the Company acquired pursuant to a Plan and Agreement of Exchange all of the issued and outstanding shares of common stock and preferred stock of Perfect Line, Inc., an Indiana corporation ("Perfect Line"), from the Perfect Line shareholders in exchange on a "share-for-share" basis for shares of the Company's common stock and preferred stock. As a result of the share exchange, the Perfect Line shareholders hold as of September 30, 2002 Company shares representing approximately eighty-two percent (82%) of the Company's capital stock. Also effective as of August 2, 2002, the members of the Board of Directors of Perfect Line were elected to replace the members of the Company's Board of Directors and the executive officers of Perfect Line became the executive officers of the Company.


As Perfect Line had revenues, operations, and business activity, for financial reporting purposes, Perfect Line is considered the acquirer, and therefore the predecessor, and the Company is considered the acquiree for accounting reporting purposes. Due to the fact that the merger is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. The operations of Interactive Motorsports and Entertainment Corporation (f.k.a. "Pacific") have been included in consolidation from August 2, 2002 until September 30, 2002.


Perfect Line owns and operates the NASCAR Silicon Motor Speedway store chain, which offers licensed NASCAR-branded entertainment products. A predecessor of Perfect Line commenced operations on June 8, 2001 when it completed the acquisition of the assets, naming rights and intellectual property related to NASCAR Silicon Motor Speedway for $1,050,000. The Company also completed asset acquisitions of $124,320 in August 2001 and $250,000 in December 2001. Of the total acquisition price of $1,424,320, $500,000 was paid in cash and $924,320 was financed with debt (Note 5). In addition, Perfect Line granted warrants to the sellers as part of these transactions (Note 3). These acquisitions were accounted for by the purchase method.

Since inception, the Company's short-term and long-term plans have included raising a level of investment adequate to accomplish the objectives of the business. The required level of financing has not yet been achieved. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contemplate the Company's ability to fund continuing operations with the anticipated receipt of additional financing. The condensed consolidated financial statements do not include any adjustments that might result if the Company is unable to obtain additional financing. Absent additional funding, the Company believes it may not have sufficient resources to satisfy cash requirements for the next twelve months. The Company is currently reviewing several alternatives for raising additional financing. Management believes it can achieve the required level of financing; however, there can be no assurance that additional financing will be available or, if available, that it will be on terms acceptable to the Company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   UNAUDITED  INTERIM  FINANCIAL   INFORMATION:   The  accompanying  unaudited
     condensed balance sheets of Interactive Motorsports and Entertainment Corporation (the "Company") at September 30, 2002 and December 31, 2001, and the unaudited statements of operations for the three and nine months ended September 30, 2002 and 2001 and the unaudited statements of cash flows for the nine months ended September 30, 2002 and 2001, have been prepared by the Company's management and do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Although management believe that the disclosures are adequate to make the information presented not misleading, it is suggested that that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual financial statements included in the Company's annual report on Form 10-KSB. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002 or any future period.

b. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c. SIGNIFICANT ESTIMATES: The most significant estimates made by management are determining the estimated useful lives of the fixed assets and determining the obsolescence of merchandise inventory.

d. LONG-LIVED ASSETS: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the related asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. To date, no adjustments to the carrying amount of long-lived assets have been required.

e. MERCHANDISE INVENTORY: Merchandise inventories are carried at the lower of cost or market as determined by the first-in, first-out (FIFO) method. The Company reduces the stated value of inventory for excess quantities or obsolescence in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional reductions in stated value may be required.

f. PROPERTY AND EQUIPMENT: The Company records its property and equipment at cost and depreciates it using the straight line method over the estimated useful lives of the respective asset classes as follows:

              Software                                    3 Years
              Furniture, fixtures, and equipment          5 to 7 Years

g. DIVIDENDS: The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company does not presently intend to pay dividends at any point in the foreseeable future.

h. CONSOLIDATION: The condensed consolidated financial statements at September 30, 2002 include the accounts of the Company and its wholly owned operating subsidiary, Perfect Line, Inc. Intercompany transactions and balances have been eliminated in consolidation.

i. EARNINGS PER SHARE: The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The Company calculates income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. Basic earnings per share are computed based upon the weighted average number of common shares issued and outstanding during each year. Diluted net income per share amounts assumes conversion, exercise, or issuance of all potential common stock instruments (stock options, warrants and convertible preferred stock). Potentially dilutive securities including warrants and stock options are excluded from diluted earnings per share during net loss periods because these securities would be anti-dilutive.

j. INCOME TAXES: The Company provides for income taxes based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. At September 30, 2002, the Company's net deferred tax asset is fully offset by a valuation allowance.

k. REVENUE RECOGNITION AND UNEARNED REVENUE: The Company recognizes revenue for its services at the time the services have been rendered. In the case of gift certificates and customer deposits for group events, these amounts are deferred and recognized when the associated services are rendered or upon expiration.

l. CASH AND CASH EQUIVALENTS: For purposes of the statement of cash flows, the Company considers all demand deposit balances and all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

NOTE 3 - EQUITY TRANSACTIONS AND WARRANTS ON COMMON STOCK

At June 30, 2002, Perfect Line had placed with investors 4,745,456 shares of convertible preferred stock (the, "Preferred Stock") totaling $2,485,000 under a private placement memorandum dated May 10, 2002. These funds were to be held in escrow until a transaction such as that described in Note 1 above occurred. Simultaneous to the exchange of stock with Pacific on August 2, 2002, these funds were released from escrow and subsequently transferred to Perfect Line. The proceeds of this offering were used to pay down debt and other liabilities and to provide working capital funds for the business. The Preferred Stock is mandatorily convertible one year after issuance into one share of Common Stock or one dollar worth of Common Stock as of the conversion date, as calculated by the 10-day trailing average of the bid and ask price prior to conversion, whichever is more favorable to the shareholder.

For every two shares of Preferred Stock, the investor received one warrant (the "Preferred Stock Warrants" to purchase Common Stock at a price of $1.50 per share expiring three years from the date of issuance. The Preferred Stock Warrants are callable by the Company for $0.10 per warrant at any time at the option of the Company. At September 30, 2002 and as of the date of this filing, all 2,372,728 of the Preferred Stock Warrants were outstanding. Management believes the value of the Preferred Stock Warrants is not material.


In connection with the bank line of credit agreement (Note 5), the Company granted warrants to the Bank to purchase up to $1.6 million of the Company's common stock at a price equal to 50% of the value per share at the time the warrants are exercised. The warrants are exercisable at any time prior to June 8, 2011, upon the occurrence of certain events. Management has determined the likelihood of occurrence of these certain events is remote and has therefor assigned no value to these warrants. No warrants have been exercised as of the date of this filing.

In connection with a certain asset purchase agreement (Note 1), the Company granted warrants to allow the seller to purchase up to $2 million in value of the Company's common stock at a price equal to the value per share at the time the warrants are exercised. The warrants are exercisable at any time prior to December 14, 2011, upon the occurrence of certain events. Management has determined the likelihood of occurrence of these certain events is remote and has therefor assigned no value to these warrants. No warrants have been exercised as of the date of this filing.


NOTE 4 - PROPERTY AND EQUIPMENT

At September 30, 2002 and at December 31, 2001, property and equipment was comprised of the following:

                                                                                     2002                            2001
                                                                                     ----                            ----

                  Furniture, fixtures and equipment                                $1,015,915                        $998,120
                  Software                                                                                            436,303
                                                                                       ------                         -------
                                                                                      456,303
                                                                                    1,472,218                       1,434,423
                  Less: Accumulated depreciation and
                  amortization                                                      (419,465)                       (163,631)
                                                                                    --------                        ---------

                                                                                   $1,052,753                      $1,270,792
                                                                                   ==========                      ==========

NOTE 5 - DEBT AND CREDIT ARRANGEMENTS

The Company's revolving bank line of credit and long-term note payable were repaid in full as of August 2, 2002 upon Perfect Line's receipt of the proceeds from the private placement described above in Notes 1 and 3.

NOTE 6 - LICENSING AND CONSULTING AGREEMENTS

The Company has a licensing agreement with the National Association for Stock Car Auto Racing, Inc. ("NASCAR") for location-based entertainment, which allows the Company to use the NASCAR name and logo. The Company's confidential licensing agreement with NASCAR requires annual royalty payments in 2002 and quarterly royalty payments in 2003 and 2004 based on simulator, merchandise, food, beverage, sponsor, and remote site revenues at varying percentages. The licensing agreement is subject to renewal on December 31, 2004.

The Company also has licensing agreements with several NASCAR race teams, drivers, and racetracks that expire on various dates between December 31, 2002 and December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

Interactive Motorsports and Entertainment Corporation (the "Company"), an Indiana corporation, through its wholly owned subsidiary, Perfect Line, Inc., owns and operates NASCAR Silicon Motor Speedway racing centers ("NSMS"), the largest chain of NASCAR branded entertainment and retail merchandise stores in the United States. Through strategic relationships and proprietary technology, customers experience driving in a NASCAR racecar that simulates the motion, sights, and sounds of an actual NASCAR race. Located in high profile, high traffic locations, the Company's racing centers include up to 14 racecar simulators per location and offer the best selling NASCAR driver merchandise available to the market. The Company currently operates twelve simulated racing sites throughout the United States.


Perfect Line, LLC, the predecessor of the Company's wholly owned subsidiary, Perfect Line, Inc., was formed in 2001 as a Delaware limited liability company and which merged with and into Perfect Line, Inc. on August 1, 2002 is in the business of owning and operating simulated race facilities and selling racing related products. The Company's assets were primarily acquired from creditors of Silicon Entertainment, Inc. ("SEI").


In 1997 and 1998, SEI invested over $30 million to create the proprietary technology used to simulate the motions, sights, and sounds of an actual NASCAR race and fund the build-out of fifteen mall stores with 170 simulators. The SEI strategy also included building a large corporate infrastructure (over 80 corporate employees). In spite of rapid growth, SEI was unable to obtain long term financing for its planned capital expansion, declared bankruptcy and was liquidated. As a result of SEI's bankruptcy, Perfect Line was able to purchase the assets of SEI at a price substantially below cost.

The Company's focus is to own and operate the largest chain of officially licensed NASCAR-branded entertainment and retail merchandising stores in the world. The Company believes that with the correct combination of marketing, location, and product upgrades, it can build a national following and a profitable enterprise.

NASCAR racing is currently the #1 spectator sport in America. The Company has an exclusive license agreement with NASCAR for location-based entertainment, which includes the right to use the NASCAR name within the Silicon Motor Speedway logo, on racing center signage, within collateral sales materials, on the Perfect Line web site, and within the NSMS racing simulator software. The Company has also secured licenses with many popular racetracks in the United States, and the cars driven by many of the race fans' favorite Winston Cup teams and drivers, ranging from established stars such as Jeff Gordon, Tony Stewart, and Dale Jarrett, to rising stars like Matt Kenseth and Kurt Busch. These licensing agreements and the use of NASCAR related identities and marks provide immediate name recognition, credibility, and authenticity to NSMS.

The Company has integrated these license agreements with the most sophisticated proprietary racing simulator technology on the market today to create a chain of NASCAR-themed, family-oriented, racing entertainment and retail merchandise centers. The Company's facilities are in some of America's premier shopping malls, giving us access to over 178 million site visitors a year as potential customers.

Simulator races take place on famous NASCAR Winston Cup racetracks such as Daytona International Speedway, Lowe's (Charlotte) Motor Speedway, Atlanta Motor Speedway, Bristol Motor Speedway, and Richmond International Raceway.

NSMS Racing  Centers are operated as combined  racing  entertainment  and retail merchandise stores. In addition to providing customers with the opportunity to drive Winston Cup racecars, NSMS Racing Centers also feature a large selection of officially licensed NASCAR merchandise. NASCAR fans buy more merchandise than fans from almost any other sport and they are also the most brand-loyal. These characteristics helped boost worldwide NASCAR-branded retail sales from approximately $82 million in 1990 to $1.3 billion in 2000. The Company's NASCAR Silicon Motor Speedway racing centers are the largest chain of officially licensed, NASCAR-branded interactive entertainment stores in the world, and offers its customers the most popular NASCAR merchandise available. With these factors in place, the Company should be well positioned to capitalize on this billion-dollar market.

CRITICAL ACCOUNTING POLICIES

The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Condensed Notes to the Condensed Consolidated Financial Statements for the quarter ended September 30, 2002 included above in this document. The Company has consistently applied these policies in the quarter ended September 30, 2002. Management does not believe that operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

INTERNAL CONTROLS

Pursuant  to  Section  302 of the  Sarbanes-Oxley  Act of 2002,  management  has reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to this quarterly report (the "Evaluation Date"). Management believes that such disclosure controls and procedures as of the Evaluation Date were adequate to ensure that others make material information relating to the Company known to management within the company. To management's knowledge, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

OPERATING HISTORY, OPERATING LOSSES, AND ACCUMULATED DEFICIT

Perfect Line was formed in June 2001 for the purpose of acquiring certain of the assets of SEI, a bankrupt corporation, and modifying and improving the business model under which SEI operated, as more fully described under Overview above. While the concept is a modification and improvement upon the prior model, the modified business model has only been in place for several months, and thus, remains to be tested. Perfect Line has a limited operating history and is subject to numerous risks, expenses, problems, and difficulties typically encountered in establishing any business. As of December 31, 2001, Perfect Line generated net sales of $3,533,402 and had an accumulated deficit of $(719,854). As of September 30, 2002 and for the nine months then ended, Perfect Line had net sales of $6,985,118 generating a net loss of $(1,485,369). This resulted in an accumulated deficit of $(2,205,223) as of September 30, 2002 for the Company. Management believes the Company can become profitable in 2003, based upon sales of its current product offerings, increased marketing, and the introduction of new products. There can be no assurance that the Company will be profitable for fiscal 2003 or thereafter.

DEPENDENCE ON DISCRETIONARY CONSUMER SPENDING AND COMPETITION

Much of the revenue anticipated by the Company will be the result of discretionary spending by consumers. If the current downturn in the economy worsens, either overall or in the locations in which Company stores are located, the amount of discretionary spending may be reduced which would have a negative effect on the Company results from operations and its financial position. In addition, if the popularity of NASCAR diminishes, it is likely that the Company will experience a similar reduction in simulator usage and merchandise sales that will have a negative impact on the Company and its future.

There is considerable competition for consumer entertainment dollars. The Company feels its patented technology, high-traffic, premium locations, licenses with NASCAR and various teams, drivers, and tracks combined with the NASCAR retail store-within-a-store concept create significant points of difference between its competitors and NSMS. However, there can be no assurance that these factors will be sufficient to assure successful product development into the marketplace.

SIGNIFICANT CAPITAL REQUIREMENTS AND NEED FOR ADDITIONAL FINANCING


The Company's capital requirements have been and will continue to be significant. The Company is dependent upon the proceeds of additional stock and debt offerings in order to fund its continued growth and related working capital requirements. The Company anticipates, based upon its currently proposed plans and assumptions relating to its operations, that the net financing proceeds received to date by the Company will only provide a portion of the funds necessary in connection with the implementation and continuation of its long term business plans. Marketing and new product development may require capital resources greater than the resources currently available to the Company. To the extent that the Company's operations do not generate sufficient working capital for its long-term business plans, the Company will need to obtain additional outside financing. There can be no assurance that additional financial resources necessary to permit the Company to implement or continue its programs will be available. See "Liquidity and Capital Resources" for further discussion of capital requirements.


DEPENDENCE ON UPDATED TECHNOLOGY AND LICENSES/LEASES

The Company will likely have a need to routinely update and upgrade its simulation technology. If the Company is not able to retain appropriate personnel with the skills and ability to maintain its simulators, it will likely have a material adverse effect on the Company. The Company will also need to routinely upgrade the appearance of the simulators to closely approximate that of the then current NASCAR sponsors. This updating may involve significant time and expense and, in certain instances, require additional license agreements from new teams and/or sponsors. The Company will also need to renew existing licensing agreements with NASCAR teams and/or drivers. The company currently has executed either contracts or term sheets with fourteen teams and/or drivers. The Company will also need to, and is in the process of, establishing licensing relationships with a significant number of racetracks at which NASCAR events are held. At the present time the Company has license agreements with six tracks and continues to pursue other tracks. The Company believes it will be able to enter into agreements with a number of prominent tracks, although no other final agreements have been reached as of the date of this filing. The Company has entered into an exclusive entertainment license agreement with NASCAR to utilize its logo. The license agreement permits the continued use of the NASCAR logo in the Las Vegas NASCAR Cafe and the Daytona USA simulator and provides that it is not a breach of the exclusivity clause for those two venues to continue to use their current simulator experiences. The license requires the Company to utilize its best efforts to maintain a minimum of eight entertainment stores. The Company's confidential licensing agreement with NASCAR requires annual royalty payments in 2002 and quarterly royalty payments in 2003 and 2004 based on simulator, merchandise, food, beverage, sponsor, and remote site revenues at varying percentages. The licensing agreement is subject to renewal on December 31, 2004.

REVIEW OF CONSOLIDATED FINANCIAL POSITION


Merchandise Inventory: At September 30, 2002, merchandise inventory has increased by $195,939 from December 31, 2001 due primarily to higher third quarter purchases made possible from the cash received in August 2002 from the May 10, 2002 private placement of preferred stock as discussed in the notes to the financial statements. In addition, as the months of November and December are the highest for merchandise sales due to holiday shopping, the natural low point for inventory levels should be December 31 of any given year.

Accounts Payable: Due primarily to the purchase of merchandise inventory described above, accounts payable has increased $170,893 from December 31, 2001.


Line of Credit and Notes Payable: Both the revolving line of credit and the bank term loan were repaid in full in August 2002 using the proceeds from the May 10, 2002 private placement of preferred stock. The Company does not currently have a debt facility in place, although it is in discussions with banks and other lending institutions.


Other Liabilities: Accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends. At December 31, 2001, because of the timing of payday, the payroll accrual was approximately one half the next payroll, while at September 30, 2002 the payroll accrual was an entire two-week payroll. Gift certificates at December 31, 2001 would naturally be much higher than at September 30, 2002 due to the purchase of these gift certificates in December 2001 for the holiday season. These would more than likely not be redeemed until after December 31. Accrued expenses are higher at September 30, 2002 due primarily to the accrual of approximately $237,000 for Internet service, gas, and electric utilities that have been in dispute. The Company believes the ultimate payment of these items will be less than or equal to the amounts accrued.

REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS

Third Quarter 2002 Compared to Third Quarter 2001

Sales for the three months ended September 30, 2002 were $1,044,913 higher (85% higher) than the comparable period in 2001. This is due to the three to six month period the stores were closed following the bankruptcy of SEI. During the third quarter of 2001, the Company operated just nine of the eventual twelve stores now open as of September 30, 2002. On a weighted average basis, 11.7 stores were open in the third quarter of 2002 versus 5.7 stores open in the third quarter of 2001.


Operating expenses in the third quarter of 2002 were approximately 130% of net sales versus approximately 144% in the same period of 2001. Although the expense ratio improved in 2002, the net loss of $(790,446) in 2002 was greater than the net loss of $(560,800) in the comparable period of 2001 due primarily to the higher general and administrative expenses in 2002.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001


Sales for the nine months ended September 30, 2002 were $5,753,374 higher than the comparable period in 2001 due primarily because the Company did not begin operations until June 8, 2001. Additionally, most of the stores were closed until July or August 2001 following the bankruptcy of SEI. During most of the nine months ended September 30, 2002, the Company operated eleven stores having opened the twelfth store in August 2002. On a weighted average basis, 11.2 stores were open in the nine months ended September 30, 2002 versus 3.2 stores open in period from inception (May 31, 2001) to September 30, 2001.

Operating expenses for the nine months ended September 30, 2002 were approximately 114% of net sales versus approximately 156% in the same period of 2001. Although the expense ratio improved in 2002, the net loss of $(1,485,369) in 2002 was greater than the net loss of $(703,308) in the comparable period of 2001 due to the higher general and administrative expenses in 2002.


Liquidity and Capital Resources


The primary source of funds available to the Company are receipts from customers for simulator and merchandise sales, proceeds from equity offerings including the $2,485,000 received in August 2002, and possible future financings.

The projected level of cash remaining from the $2,485,000 received in August 2002 and the projected level of cash receipts from simulator and merchandise sales will not be sufficient to fund the daily operations of the business and the projected opening of new stores through 2003 unless additional sources of funds are created through bank credit facilities or other financing options.

Since inception, the Company's short-term and long-term plans have included raising a level of investment adequate to accomplish the objectives of the business. The required level of financing has not yet been achieved. Absent additional funding, the Company believes it may not have sufficient resources to satisfy cash requirements for the next twelve months. The Company's ability to raise the necessary financing will depend on many factors, including the economic and market conditions prevailing at the time financing is sought. Management believes it can achieve the required level of financing; however, there can be no assurance that additional financing will be available or, if available, that it will be on terms acceptable to the Company.


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The fair value of the assets and liabilities comprising the Company's condensed consolidated balance sheet are not subject to an inordinate amount of market risk. The term market risk refers to the risk of loss arising from adverse changes in interest rates and other relevant market rates and prices. The Company's primary assets are the speedway simulators and the software that runs them. As such, the Company does not believe it has any significant exposure to market risk, as defined.

ITEM 4. CONTROLS AND PROCEDURES


The Principal Executive Officer ("PEO") and the Principal Financial Officer ("PFO") of the Company have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act) within 90 days prior to the filing of this report. Based on that evaluation, the PEO and PFO have concluded that the Company's disclosure controls and procedures are adequate and effective.

There have been no significant changes in the Company's internal controls, or in factors that could significantly affect internal controls, subsequent to the most recent evaluation of such controls.

                           Part II - Other Information

Item 1. Legal Proceedings

     None; not applicable.

Item 2. Changes in Securities.

     As a result of the merger with Perfect Line, Inc., the Registrant now has authorized 200 million shares of common stock, par value of $0.0001, and 10,000,000 shares of preferred stock, par value $0.0001, as specified by the articles of incorporation attached as an exhibit to this Form 10-QSB.

Item 3. Defaults Upon Senior Securities.

     None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     On July 30, 2002, by majority consent, the shareholders approved the merger of the Registrant's predecessor, Pacific International Holding, Inc., with and into the Registrant.

Item 5. Other Information.

     None; not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     A. Exhibits.

     (3)(i) Articles of Incorporation for Interactive Motorsports and Entertainment Corporation
     (3)(ii)   By-Laws of Interactive Motorsports and Entertainment Corporation
     99.1      Certification of William R. Donaldson pursuant to
               18 U.S.C. Section 1350.
     99.2      Certification of Mark A. Paul pursuant to 18 U.S.C. Section 1350.

     B. Reports on Form 8-K.

     1.   Form 8-K        Filed August 14, 2002       Describing Merger with
                                                      Pacific International
                                                      Holding, Inc.
     2.   Form 8-K        Filed September 19, 2002    Notification on Change in
                                                      Accountant
     3.   Form 8-KA       Filed October 1, 2002       Amendment of Form 8-K
                                                      Filed August 14, 2002 to
                                                      Include Financial
                                                      Statements and Pro Forma
                                                      Financial Information
                                                      Required Under Item 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.



Date: November 14, 2002           By: /s/ William R. Donaldson
                                      ----------------------------------------
                                      William R. Donaldson, Chairman and Chief
                                      Executive Officer




Date: November 14, 2002           By: /s/ Mark A. Paul
                                      ----------------------------------------
                                      Mark A. Paul, Vice President, Chief
                                      Financial Officer and Treasurer

                                 CERTIFICATIONS


         CERTIFICATION OF WILLIAM R. DONALDSON


         I, William R. Donaldson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Interactive Motorsports and Entertainment Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002            By: /s/ William R. Donaldson
                                       ----------------------------------------
                                       William R. Donaldson, Chairman and
                                       Chief Executive Officer

                          CERTIFICATION OF MARK A. PAUL


         I, Mark A. Paul, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Interactive Motorsports and Entertainment Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002           By: /s/ Mark A. Paul
                                      ----------------------------------------
                                      Mark A. Paul, Vice President,
                                      Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

       Exhibits:

       (3)(i) Articles of Incorporation for Interactive Motorsports and Entertainment Corporation
       (3)(ii) By-Laws of Interactive Motorsports and Entertainment Corporation
       99.1    Certification of William R. Donaldson pursuant to
               18 U.S.C. Section 1350.
       99.2    Certification of Mark A. Paul pursuant to 18 U.S.C. Section 1350