Form 10KSB
period 2002-12-31
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2003-04-15
CIK 1115551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended
                                December 31, 2002

                        Commission File Number: 000-30771


                           INTERACTIVE MOTORSPORTS AND
                               ENTERTAINMENT CORP.
                   f.k.a. Pacific International Holding, Inc.
               (Exact name of registrant as specified in charter)


                                     Indiana
         (State or other jurisdiction of incorporation or organization)

                                   87-0678630
                           (I.R.S. Employer I.D. No.)

               5624 West 73rd Street, Indianapolis, Indiana 46278
                    (Address of principal executive offices)

                                 (317) 295-3500
              (Registrant's telephone number, including area code)


Indicate by checkmark whether the Issuer: (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [x] No [] (2) Yes [x] No []

Issuer's Revenues for its most recent fiscal year: $9,636,278.

As of December 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the Issuer, 43,204,733 shares, was $12,097,325. The market value of Common Stock of the Issuer, par value $0.0001 per share, was computed by reference to the average of the closing bid and asked prices of one share on such date which was $0.28.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Class outstanding as of March 31, 2003: Common Stock, par value $0.0001, 61,330,000 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The Consolidated Financial Statements of Perfect Line, LLC as filed in Form 8-K/A on October 1, 2002 are incorporated by reference into Part II of this Form 10-KSB.

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                                                                         Page
Section                                                                 Number

BASIS OF PRESENTATION.....................................................4

                                     PART I

Item 1.    Description of Business........................................5
Item 2.    Description of Properties......................................8
Item 3.    Legal Proceedings..............................................8
Item 4.    Submission of Matters to a Vote of Security Holders............8

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.......8
Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................9
Item 7.    Financial Statements and Notes to Financial Statements
             Consolidated Balance Sheets at December 31, 2002 and
             December 31, 2001...........................................15
           Consolidated Statements of Operations for the Year
             Ended December 31, 2002 and the Period from
             Inception to December 31, 2001..............................16
           Consolidated Statements of Changes in Shareholders' Equity
             for the Year Ended December 31, 2002 and Period from
             Inception to December 31, 2001..............................17
           Consolidated Statements of Cash Flows for the Year
             Ended December 31, 2002 and the Period from Inception
             to December 31, 2001 .......................................18
           Notes to Consolidated Financial Statements....................19
           Report of Independent Auditors................................26
Item 8.    Changes In and Disagreements with Accountants on
             Accounting and Financial Disclosure ........................27

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons..27
Item 10.   Executive Compensation........................................28
Item 11.   Security Ownership of Certain Beneficial owners
             and Management..............................................29
Item 12.   Certain Relationships and Related Transactions................30
Item 13.   Exhibits and Reports on Form 8-K..............................30
Item 14.   Internal Controls and Procedures..............................31


SIGNATURES...............................................................31

CERTIFICATIONS...........................................................32

EXHIBITS.................................................................34

                       NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-KSB and other statements issued or made from time to time by the Company or its representatives contain statements, which may constitute
"forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A Sections 77z-2 and 78u-5. Those statements include statements regarding the intent, belief, or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. All statements, trend analyses, and other information contained in this report relative to markets for the
Company's products and/or trends in the Company's operations or financial results, as well as other statements which include words such as "anticipate," "could," "feel(s)," "believes," "plan," "estimate," "expect," "should," "intend," "will," and other similar expressions, constitute forward-looking statements and are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions that may impact the disposable income and spending habits of consumers; (ii) the availability of alternative entertainment for consumers; (iii) the ability of the company to obtain additional capital; (iv) the receipt of a going concern opinion from the Company's independent public accountants; and (v) the ability of the company to control costs and execute its business plan.

The reader is cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth herein. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

                              BASIS OF PRESENTATION

Effective August 2, 2002, Pacific International Holding, Inc., a Utah corporation ("PIH"), which was originally organized in 1986, changed its state of domicile and name by merging with and into Interactive Motorsports and Entertainment Corp. (the surviving entity), an Indiana corporation (the "Company"), pursuant to an Agreement and Plan of Reorganization. Per the merger agreement, each share of PIH common stock outstanding immediately prior to the effective date of the merger was cancelled and converted into four shares of Interactive Motorsports and Entertainment Corp. common stock. Although it had been in a variety of businesses for over 15 years, at the time of the merger, PIH had limited operations.

Subsequent to the merger and effective as of the same date, the Company acquired pursuant to a Plan and Agreement of Exchange all of the issued and outstanding shares of common stock and preferred stock of Perfect Line, Inc., an Indiana corporation ("Perfect Line"), from the Perfect Line shareholders in exchange on a "share-for-share" basis for shares of the Company's common stock and preferred stock. As a result of the share exchange, the Perfect Line shareholders hold as of August 2, 2002 Company shares representing approximately eighty-two percent (82%) of the Company's capital stock. Also effective as of August 2, 2002, the members of the Board of Directors of Perfect Line were elected to replace the members of the Company's Board of Directors and the executive officers of Perfect Line became the executive officers of the Company.

As Perfect Line had revenues, operations, and business activity, for financial reporting purposes, Perfect Line is considered the acquirer, and therefore the predecessor, and the Company is considered the acquiree for accounting and reporting purposes. Due to the fact that the merger is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. The operations of Interactive Motorsports and Entertainment Corp. have been included in consolidation from August 2, 2002 until December 31, 2002.

All information in this Form 10-KSB is presented from the perspective of Interactive Motorsports and Entertainment Corp. and its subsidiary Perfect Line and not from the perspective of PIH.

                                     PART I

ITEM 1. Description of Business

Overview

Interactive Motorsports and Entertainment Corp. ("IMTS" or the "Company"), an Indiana corporation, through its wholly owned subsidiary, Perfect Line, Inc., owns and operates NASCAR Silicon Motor Speedway ("NSMS") racing centers, the largest chain of NASCAR branded entertainment and retail stores. NSMS customers experience driving in a NASCAR race car that simulates the motion, sights and sounds of an actual NASCAR event. Located in high profile, high traffic locations, IMTS's 12 racing centers include up to 14 racecar simulators per location and offer the best selling NASCAR driver merchandise available to the market.

The Company plans to leverage its strategic relationships and proprietary assets, which include (a) sophisticated racing simulation technology, (b) an exclusive licensing agreement with NASCAR, and (c) license agreements with other racing entities including race tracks, race teams, and race sponsors to create a dynamic, diversified business.

For the year ended December 31, 2002, its first full year of operations since the acquisition of these centers, the Company's 12 racing centers generated revenue of approximately $9.6 million. Operating without the necessary capital to properly market and merchandise these stores, sales performance fell short of expectation, resulting in a net loss of approximately $2.2 million for this period. With proper funding, the Company plans to increase the revenue from the existing centers by increasing the average transaction value, the percentage of sales generated from group events, and improving the retention level of existing customers by enhancing the gaming experience. The Company will do this through marketing initiatives and systems and technology improvements.

IMTS's 12 company owned racing centers are located in high traffic, high profile mall locations.

             Location                      Market              Sq. Ft.          Simulators
       --------------------         ------------------      -----------         ----------
1)       Mall of America            Minneapolis, MN           5,899             12 racecars
2)       Concord Mills              Charlotte, NC             7,875             14 racecars
3)       Mall of Georgia            Atlanta, GA               5,895             12 racecars
4)       Katy Mills                 Houston, TX               6,048             12 racecars
5)       RiverTown Crossing         Grand Rapids, MI          6,101             10 racecars
6)       Crossgates Mall            Albany, NY                4,167              8 racecars
7)       Riverchase Galleria        Birmingham, AL            6,188             10 racecars
8)       Universal CityWalk         Los Angeles, CA           5,067             12 racecars
9)       Opry Mills                 Nashville, TN             5,992             12 racecars
10)      Woodfield                  Chicago, IL               6,044             12 racecars
11)      Palisades Center           Nyack, NY                 5,700             12 racecars
12)      Arbor Place                Douglasville, GA          5,055             10 racecars

The current racing centers average about 5,850 sq. ft. Each racing center has up to 800 square feet of retail merchandise space, or a total of more than 6,000 square feet of retail area for the Company. According to statistics maintained by each mall, a total of approximately 178 million consumer visits are made annually to these 12 mall locations.

An individual race costs $8.50 and quantity discounts are offered with purchases of multiple races. Customers pay an average of $25 per hour to use a simulator during leagues and competitions. Depending on the program or package, the targeted yield for group sales averages between $300 and $800 per hour for the use of the entire racing center. Prices of merchandise range from $16 for a hat up to $200 for high-end leather jackets. Prices for the die-cast and collectable cars range between $15 and $65.

History

Perfect Line, LLC, the predecessor of the Company's wholly owned subsidiary Perfect Line, Inc. ("Perfect Line"), was formed in 2001 as a Delaware limited liability company and merged with and into Perfect Line, Inc. on August 1, 2002. Perfect Line is in the business of owning and operating simulated race facilities and selling racing related merchandise.

NSMS  racing   centers   were   originally   owned  and   developed  by  Silicon
Entertainment, Inc. ("SEI"). SEI opened its first site in August 1997 at the Mall of America in Bloomington, Minnesota, the largest mall in the United
States. SEI raised large sums of initial capital, of which, according to SEI internal documents, approximately $6.5 million was utilized to create its proprietary software technology and approximately $25 million was utilized to produce approximately 170 simulators and complete the build-out of 15 stores in high traffic malls. SEI was unable to secure additional long term financing to support its capital expansion, and was liquidated through Chapter 7 bankruptcy in April 2001. Perfect Line's assets were primarily acquired from creditors of Silicon Entertainment, Inc. ("SEI") and as a result of SEI's bankruptcy, Perfect Line was able to purchase the assets of SEI at a price substantially below SEI's cost.

Perfect Line re-opened 12 of the racing centers, which utilize 136 of the simulators, between July 2001 and August 2002. The Company has warehoused 32 simulators for future deployment and 2 simulators are used for research and development purposes at the Company's technology center in Santa Clara, California. The proprietary technology includes two U.S. Patents, which combine to create what management believes to be one of the world's most realistic simulation of the sights, sounds and motions experienced by driving in an actual NASCAR race. The proprietary motion-based platform that the racecar simulator is mounted on is among the other assets that were acquired and licensed as part of the transaction.

In August 2002, Perfect Line became a wholly owned subsidiary of IMTS, through an exchange of shares that resulted in Perfect Line shareholders owning approximately 82% of IMTS equity. Simultaneous with this event, approximately $2.6 million in private equity financing was made available to Perfect Line. Half of the funding was used to retire the Company's bank note and the balance was used for working capital.

The Company's Current Operations, Recent Developments and Plan for the Future

The Company's primary focus is to own and operate the largest chain of officially-licensed, NASCAR-branded entertainment and retail merchandising stores in the world. The Company believes that with the correct combination of marketing, location, and product upgrades, it can build a national following and a profitable enterprise.

NASCAR racing is currently the #1 spectator sport in America. The Company has an exclusive license agreement with NASCAR for location-based entertainment, which includes the right to use the NASCAR name within the Silicon Motor Speedway logo, on racing center signage, within collateral sales materials, on the NSMS web site, and within the NSMS racing simulator software. The Company has also secured licenses with many popular racetracks in the United States, and the cars driven by many of the race fans' favorite Winston Cup teams and drivers, ranging from established stars such as Dale Earnhardt, Jr., Tony Stewart, and Dale Jarrett, to rising stars like Matt Kenseth and Kurt Busch. These licensing agreements and the use of NASCAR related identities and marks provide immediate name recognition, credibility, and authenticity to NSMS.

The Company has integrated these license agreements with sophisticated proprietary racing simulator technology to create a chain of NASCAR-themed, family-oriented, racing entertainment and retail merchandise centers. The Company's facilities are in some of America's premier shopping malls, giving us access to over 178 million annual site visits from potential customers.

Simulator races take place on famous NASCAR Winston Cup racetracks such as Daytona International Speedway, Indianapolis Motor Speedway, Lowe's (Charlotte) Motor Speedway, Atlanta Motor Speedway, Bristol Motor Speedway, and Richmond International Raceway.

NSMS Racing Centers are operated as combined racing entertainment and retail merchandise stores. In addition to providing customers with the opportunity to drive Winston Cup racecars, NSMS Racing Centers also feature a large selection of officially-licensed NASCAR merchandise. Research indicates that NASCAR fans buy more merchandise than fans from almost any other sport and they are also the most brand-loyal. These characteristics helped boost worldwide NASCAR-branded retail sales from approximately $82 million in 1990 to $1.4 billion in 2002. The Company's NSMS racing centers are the largest chain of officially licensed, NASCAR-branded interactive entertainment stores in the world, and offer its customers the most popular NASCAR merchandise available. With these factors in place, the Company believes it is well-positioned to capitalize on this billion-dollar market.

Tony Stewart, 2002 NASCAR Winston Cup Champion, was recently named spokesman and technical advisor for NASCAR Silicon Motor Speedway. He will be featured in promotions, advertising and point-of-sale material and will also make appearances at NSMS racing center locations throughout the country.

The Company has entered into an agreement, through its wholly owned subsidiary, Perfect Line, Inc., with NASCAR SpeedPark and Burroughs and Chapin Company of Myrtle Beach, SC for the installation of 10 proprietary simulators at the NASCAR SpeedPark Smoky Mountains and the Myrtle Beach Pavilion Amusement Park's Ocean Front Arcade. Together, both companies are studying further opportunities to install these unique NASCAR simulators in other Burroughs and Chapin properties.

The Company has made technological improvements to the simulation, resulting in an enhanced racing experience. In addition, two popular racetracks, Bristol and Indianapolis, were introduced to the simulation experience late in 2002 and early in 2003. Other software improvements were implemented, including on-line programs such as MySpeedway. MySpeedway is a feature on IMTS's website (www.smsonline.com) that allows customers to find their recent lap times, and analyze their results to improve their performance by comparing their times to those of other racers throughout the country.

Technological improvements that will be introduced in the second half of 2003 are currently under development. These include upgrading and enhancing the game graphics, upgrading the underlying operating system in order to accommodate future developments, and significant revenue enhancing game features that target the Company's core customers.

The Company is pursuing additional revenue sharing agreements such as those entered into with Burroughs and Chapin as described above and plans to expand this activity, based on its future financing. Revenue share locations will provide IMTS the opportunity to install simulators in existing or planned entertainment venues and share proportionately in the sales generated with owner-operator. The Company will provide the simulators at cost (expected to be financed through a third party leasing firm) and the host organization (owner-operator) will provide the space, required site build-out, and day-to-day operations staffing. The Company's first installation is scheduled for opening in April 2003.

The Company plans, based on future financing, to establish a division to sell its motion-based simulators to the commercial entertainment/amusement market. Exploiting this opportunity may create another attractive revenue stream for the Company.

Within its existing racing centers, the Company plans to improve each racing center's profitability includes increasing the average price of a transaction, the amount of group sales and improving the retention level of existing customers by enhancing the gaming experience. Through this strategy IMTS believes it will be less reliant on the acquisition of new customers.

Racing Center Dynamics

Simulator Racing - The racing centers generate revenues from repeat customers that currently represent approximately 65% of IMTS's total revenues. Approximately 50% of the Company's first time drivers are non-destination walk-ins. A typical customer is a college-educated male over the age of 20 with household income in excess of $50,000. Repeat customers cite challenge and competition as primary reasons for returning to its racing centers. Analysis has shown that "Casual" customers race an average of 5.5 races as compared to only
1.4 races for the first time customers. More importantly, the "frequent" customers race an average of 23.5 races.

Merchandise - The sale of NASCAR licensed merchandise at the Company's existing racing centers extends beyond customers participating in the race experience. The most popular price points are under $25, predominantly hats and t-shirts, and represent a significant portion of the merchandise sales, many of which are simply "souvenirs" or impulse pick-up items purchased by passers-by. The "collectibles" portion of the inventory is generally sold to regular customers who depend on NSMS to stock the collectable die-cast models and premium merchandise.

Staffing -- A General Manager and one to two Assistant General Managers run each racing center. A Supervisor ensures the service level within its entertainment experience is executed at the highest level. Each store also employs an on-site Technical Manager who ensures the computer network and physical racecar simulators are maintained at all times.

Training -The Company provides extensive training programs for both employees and managers. New employees are given a thorough orientation on all policies and procedures during a three to five day training program. New managers must complete an extensive training program that covers all aspects of each racing center.

Employees

As of March 31, 2003 the Company had 210 employees including 121 full-time and 89 part-time. The Company considers its relations with its employees to be excellent.

Item 2. Description of Properties

The Company is headquartered at 5624 West 73rd Street in Indianapolis, Indiana where the Company leases approximately 4,800 square feet. The facility consists primarily of office and storage areas and is leased from an unrelated third party. The headquarters' lease expires September 14, 2003. The Company also maintains an engineering office at 3513 Ryder Street in Santa Clara, California where it leases approximately 1,800 square feet of office space. The engineering office lease expired on February 28, 2003 and the Company is paying month to month. The Company believes its headquarters and engineering space is adequate for the present time and is reviewing options for relocating or extending its leases at these locations.

The twelve NASCAR Silicon Motor Speedway stores are located in the following major shopping malls:

                                                            Square
    Location                   Market                       Footage

    Mall of America            Minneapolis, Minnesota         5,899
    Universal CityWalk         Los Angeles, California        5,067
    Opry Mills                 Nashville, Tennessee           5,992
    Concord Mills              Charlotte, North Carolina      7,875
    Riverchase Galleria        Birmingham, Alabama            6,188
    Mall of Georgia            Atlanta, Georgia               5,895
    Katy Mills Mall            Houston, Texas                 6,048
    Rivertown Crossing         Grand Rapids, Michigan         6,101
    Crossgates Mall            Albany, New York               4,167
    Woodfield Mall             Chicago, Illinois              6,044
    Palisades Center           Suburban New York City         5,700
    Arbor Place                Atlanta, Georgia               5,055


Item 3. Legal Proceedings

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. As of December 31, 2002 and as of the filing of this Annual Report on Form 10-KSB, the Company is not aware of any material legal actions directed against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None, not applicable.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Dividend Policy

To date, the Company has not paid dividends on its common stock. The payment of dividends, if any, is within the discretion of the Board and will depend upon the Company's earnings, capital requirements and financial condition, and other relevant factors. The Board does not intend to declare any dividends in the foreseeable future.

Holders of Record

As of March 31, 2003 there were approximately 240 holders of record of our Common Stock consisting of 61,330,000 shares issued and outstanding. The number of holders of record was calculated by reference to reports from the Company's stock transfer agent.

Share Price History

The Company's common stock (the "Common Stock") has traded on the over-the-counter market in what is commonly referred to as the "OTC Bulletin Board" or the "OTCBB" under the trading symbol "IMTS" since August 14, 2002. The following table sets forth the high and low bid prices of the Common Stock for the periods indicated. The price information contained in the table was obtained from the OTCBB web site and other sources we consider reliable. Note that such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and the quotations may not necessarily represent actual transactions.

                                          Common Stock Price
 Month Ended                 High                 Low                Close
 -----------                 ----                 ---                -----
 August 31, 2002 (1)         .90                 .15                 .45
 September 30, 2002          .52                 .20                 .45
 October 31, 2002            .67                 .27                 .48
 November 30, 2002           .62                 .28                 .45
 December 31, 2002           .67                 .27                 .28

(1)  Includes   information  as  of  August  14,  2002,  but  does  not  include information of the Registrant prior to the merger of August 2, 2002 when the Company changed its operations materially.

Issuance of Securities

In connection with the Company's merger with and into PIH on August 2, 2002, a total of 11,300,000 shares of Interactive Motorsports and Entertainment Corp. common stock were issued to shareholders of PIH in exchange for their shares of common stock of that company.

On August 2, 2002, 4,745,456 shares of the Company's Preferred Stock were issued for cash consideration of $2,610,050.

In February 2003, 30,000 shares of common stock were issued under a Form S-8 filed on February 13, 2003 for consulting services.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. The terms "Company", "we", "our" or "us" are used in this discussion to refer to Interactive Motorsports and Entertainment Corp. along with Interactive Motorsports and Entertainment Corp.'s wholly owned subsidiary, Perfect Line, Inc., on a consolidated basis, except where the context clearly indicates otherwise. The discussion and information that follows concerns the Registrant as it exists today, as of this filing, including the predecessor of the Company's operations, Perfect Line, LLC. This discussion and analysis does not relate to the operations of Pacific International Holding, Inc. which had limited operations prior to the merger with the Company on August 2, 2002.

Overview

The Company has not generated a profit nor has it generated sufficient cash flow since inception to fund operations. Since inception on May 31, 2001 and through December 31, 2002, the Company has accumulated aggregate losses totaling $(2,909,074), which includes the net loss of $(2,189,220) for the twelve months ended December 31, 2002 and the net loss of $(719,854) for the period from inception to December 31, 2001.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, and approximately $2.6 million received in August 2002 from the sale of Preferred Stock. The Company is presently in the process of soliciting additional debt and/or equity financing to fund current operating deficits and the Company's growth plan. See further discussion under "Liquidity and Capital Resources" and "Risk Factors" below.

During the twelve months ended December 31, 2002, the Company had total revenues of $9,636,278 compared to $3,533,402 for the period from inception to December 31, 2001. The increase in revenue of 173% is principally attributed to the increased time period of operations in 2002.

Review of Consolidated Financial Position

Cash and Cash Equivalents: The Company had $582,905 in cash and cash equivalents as of December 31, 2002 compared with $778,629 at December 31, 2001, a decrease of $195,724. This decrease in cash for the year ended December 31, 2002 relates principally to the net loss of ($2,189,220).

Trade Accounts Receivable: These are primarily credit card receivables and the higher balance of $86,734 at December 31, 2002 versus $51,684 at December 31, 2001 is due to the higher volume of business transacted in December 2002 versus December 2001.

Merchandise Inventory: At December 31, 2002, merchandise inventory increased by $89,149 from December 31, 2001 due primarily to higher fourth quarter purchases made possible from the cash received in August 2002 from the May 10, 2002 private placement of preferred stock as discussed in the notes to the financial statements.

Accounts Receivable from Related Parties: One hundred thousand dollars of the balance at December 31, 2001 was receivable from Perfect Line Investments, LLC, a related party. The remainder was primarily due from a former member of Perfect Line, LLC who left the Company in July 2002 and repaid the amount at that time. The receivable of $100,000 from Perfect Line Investments, LLC has been fully reserved at December 31, 2002 as its collection is deemed unlikely.

Accounts Payable: Due to the purchase of merchandise inventory described above and the addition of two stores from December 31, 2001, accounts payable at December 31, 2002 has increased $126,710 from December 31, 2001.

Line of Credit and Notes Payable: Both the revolving line of credit and the bank term loan were repaid in full in August 2002 using the proceeds from the May 10, 2002 private placement of preferred stock. Other than the Secured Bridge Notes issued in March 2003 as further discussed in Note 8 to the Consolidated Financial Statements, the Company does not currently have a revolving credit facility in place, although it is in discussions with banks and other lending institutions.

Other Liabilities: Accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends. At December 31, 2001, because of the timing of payday, the payroll accrual was approximately one half the next payroll, while at December 31, 2002 the payroll accrual was a week and a half payroll. Gift certificates at December 31, 2002 decreased by $29,821 compared to December 2001. This decrease can be attributed at least in substantial part to decreased consumer spending during the 2002 holiday season. Accrued expenses are higher at December 31, 2002 due primarily to accrual of licensing fees to NASCAR of $100,000 and the accrual of approximately $157,000 for Internet service, gas, and electric utilities that have been in dispute. The Company believes the ultimate payment of these items will be less than or equal to the amounts accrued.

Review of Consolidated Results of Operations

Sales for the twelve months ended December 31, 2002 were $6,102,876 higher than the period from inception (May 31, 2001) to December 31, 2001 due primarily because the Company did not begin operations until June 8, 2001. Additionally, most of the stores were closed until July or August 2001 following the bankruptcy of SEI. During most of the twelve months ended December 31, 2002, the Company operated eleven stores having opened the twelfth store in August 2002. On a weighted average basis, 11.4 stores were open in the twelve months ended December 31, 2002 versus 6.4 stores open in the period from inception to December 31, 2001. During 2002, the Company has experienced a decline in the average sales per week per store on a comparable basis from $18,140 for the period from inception to December 31, 2001 to an average of $17,322 for the year ended December 31, 2002. This decrease is primarily attributable to a lack of marketing expenditures and the positive impact of seasonality in 2001, as the stores were open only during the peak holiday shopping season.

Operating expenses for the year ended December 31, 2002 were approximately 122% of net sales and approximately 118% in 2001. Although the expense ratio remained relatively consistent in 2002 versus 2001, the net loss of $(2,189,220) in 2002 was greater than the net loss of $(719,854) in 2001 due primarily to the increased time period of operations in 2002.

Qualitative and Quantitative Disclosures of Market Risk

The fair value of the assets and liabilities comprising the Company's condensed consolidated balance sheet are not subject to an inordinate amount of market risk. The term market risk refers to the risk of loss arising from adverse changes in interest rates and other relevant market rates and prices. The Company's primary assets are the racing simulators and the software that runs them. As such, the Company does not believe it has any significant exposure to market risk, as defined.

Critical Accounting Policies

The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to Consolidated Financial Statements for the year ended December 31, 2002 included in Item 7 in this Form 10-KSB. The Company has consistently applied these policies in the year ended December 31, 2002. Management does not believe that operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Internal Controls

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, management has reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to this annual report (the "Evaluation Date"). Management believes that such disclosure controls and procedures as of the Evaluation Date were adequate to ensure that employees and others with material information relating to the Company make that information known to management. To management's knowledge, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

Liquidity and Capital Resources

The primary source of funds available to the Company are receipts from customers for simulator and merchandise sales, proceeds from equity offerings including the $2,610,050 received in August 2002, loans from shareholders, and possible future financings.

As of the filing of this Form 10-KSB, the equity financing of $2,610,050 received in August 2002 has been depleted and the Company believes the projected level of cash receipts from simulator and merchandise sales will not be sufficient to fund the daily operations of the business through 2003, unless additional sources of funds are created through bank credit facilities, equity infusions, or other financing options. The Company received net proceeds of $687,500 from the issuance of $700,000 of Secured Bridge Notes in March 2003 as previously reported in that Form 8-K filed with the Securities and Exchange
Commission on March 13, 2003. Deterioration in the economy, decreases in consumer spending, and the war in Iraq have created further declines in sales volume in March and April 2003. The Company now expects the proceeds from the Secured Bridge Notes to fund operating deficits only through the end of April or the beginning of May 2003. Management is in the process of obtaining additional sources of short-term funds to continue operations until additional long-term equity and/or debt financing can be established.

Currently, the Company is exploring collateralized debt financing with several sources and is in various stages of discussion with each. Additionally, the Company has entered into an agreement with a New York based firm to assist in raising equity financing for up to $7.5 million. It was through this firm that the Company successfully secured its recent "bridge" financing discussed above. While the Company believes that at least one of these financing efforts will occur, there are no assurances.

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

During the year ended December 31, 2002, the operating activities of the Company used net cash of $(1,524,364) compared to net cash provided of $189,611 for the period from inception to December 31, 2001. The majority of the decrease in cash provided by operations was due to an increase in net operating loss before taxes of approximately $1,469,366.

During the twelve months ended December 31, 2002, the Company used $(143,510) of net cash in investing activities compared with $(1,648,228) of net cash used in investing activities during the period from inception to December 31, 2001. In 2002, the net cash used relates primarily to the capitalization of internally developed software for the new Bristol Motor Speedway racetrack.

The Company intends to use the equity markets to raise sufficient capital to fund its operating deficits while it refines its business model and technology and then market the new offering to customers. The majority of the $1,472,150 cash provided through financing activities during the twelve months ended December 31, 2002 represents the sale of the Company's preferred stock through a private placement.

As of December 31, 2002, the Company had cash and cash equivalents totaling $582,905 compared to $778,629 at December 31, 2001. Current assets totaled $860,804 at December 31, 2002 compared with $1,071,725 on December 31, 2001.
Current liabilities totaled $1,286,533 on December 31, 2002 compared with $1,373,392 on December 31, 2001. As such, these amounts represent an overall decrease in working capital at December 31, 2002 as compared to December 31, 2001. This decrease in working capital is largely due to a decrease of $764,796 in net cash provided by financing activities in 2002.

Inflation

We do not expect the impact of inflation on our operations to be significant.

Risk Factors

The Company is subject to certain risk factors due to the organization and structure of the business, the industry in which we compete and the nature of our operations. These risk factors include the following:

Operating History, Operating Losses, and Accumulated Deficit

Perfect Line was formed in June 2001 for the purpose of acquiring certain of the assets of SEI, a bankrupt corporation, and modifying and improving the business model under which SEI operated, as more fully described under Overview above. While the concept is a modification and improvement upon the prior model, the modified business model has only been in place for several months, and thus, remains to be tested. Perfect Line has a limited operating history and is subject to numerous risks, expenses, problems, and difficulties typically encountered in establishing any business. As of December 31, 2001, Perfect Line generated net sales of $3,533,402 and had an accumulated deficit of $(719,854). As of December 31, 2002 and for the twelve months then ended, Perfect Line had net sales of $9,636,278 generating a net loss of $(2,189,220). This resulted in an accumulated deficit of $(2,909,074) as of December 31, 2002 for the Company. Management believes the Company can become profitable in the future, based upon sales of its current product offerings, increased marketing, updates to its simulation technology, and the introduction of new products. There can be no assurance that the Company will be profitable for fiscal 2003 or thereafter or that the Company's cash flow will allow it to continue operations.

Dependence on Discretionary Consumer Spending and Competition

Much of the revenue anticipated by the Company will be the result of discretionary spending by consumers. If the current downturn in the economy continues for an extended time or worsens, either overall or in the locations in which Company stores are located, the amount of discretionary spending may be reduced which would have a negative effect on the Company results from operations and its financial position. In addition, if the popularity of NASCAR diminishes, it is likely that the Company will experience a similar reduction in simulator usage and merchandise sales that will have a negative impact on the Company and its future.

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

Significant Capital Requirements and Need for Additional Financing

The Company's capital requirements have been and will continue to be significant. The Company is dependent upon the proceeds of additional stock and debt offerings in order to fund its continued growth and related working capital requirements. The Company anticipates, based upon its currently proposed plans and assumptions relating to its operations, that the net financing proceeds received to date by the Company will only provide a portion of the funds necessary in connection with the implementation and continuation of its long term business plans. Ongoing operations, marketing and new product development will require capital resources greater than the resources currently available to the Company. To the extent that the Company's operations do not generate sufficient working capital for its long-term business plans, the Company will need to obtain additional outside financing. There can be no assurance that additional financial resources necessary to permit the Company to implement or continue its programs will be available. See "Liquidity and Capital Resources" for further discussion of capital requirements.

Currently, the Company is exploring collateralized debt financing with several sources and is in various stages of discussion with each. Additionally, the Company has entered into an agreement with a New York based firm to assist in raising equity financing for up to $7.5 million. It was through this firm that the Company successfully secured its recent "bridge" financing discussed above. While the Company believes that at least one of these financing efforts will occur, there are no assurances.

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

Dependence on Small Number of Key Management Personnel

We do not have employment agreements with any of our employees. Our future success depends, in part, on the continued service of our key executive, management, and technical personnel. If key officers or employees are unable or unwilling to continue in their present positions, our business and our ability to raise capital could be harmed.

Our business is especially dependent upon the continued services of our Chairman and Chief Executive Officer, William R. Donaldson. Should we lose the services of Mr. Donaldson, our operations will be negatively impacted. The loss of the services of Mr. Donaldson would have a material adverse effect upon our business.

Officers and Directors Have Limited Liability and Indemnification Rights

Our officers and directors are required to exercise good faith and high integrity in the management of our affairs. Our certificate of incorporation and bylaws, however, provide, that the officers and directors shall have no liability to the stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our certificate of incorporation and bylaws also provide for us to indemnify our officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct our internal affairs, provided that the officers and directors reasonably believe such actions to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Market and Capital Risks

Future issuance of Common Stock of the Company may lead to dilution in the value of our common stock, a reduction in shareholder voting power, and allow a change in control.

Stock issuances may result in reduction of the book value or market price of our outstanding shares of common stock. If we issue any additional shares of common or preferred stock, proportionate ownership of our common stock and voting power will be reduced. Further, any new issuance of common or preferred shares may prevent a change in our control or management.

Issuance of our preferred stock could depress the market value of current shareholders. We have 10,000,000 authorized shares of preferred stock that may be issued by action of our Board of Directors. Our Board of Directors may designate voting control, liquidation, dividend and other preferred rights to preferred stock holders. Our Board of Directors' authority to issue preferred stock without shareholder consent may have a depressive effect on the market value of our common stock. The issuance of preferred stock, under various circumstances, could have the effect of delaying or preventing a change in our control or other take-over attempt and could adversely affect the rights of holders of our shares of common stock.

High-Risk Investment and Restrictions on Marketability

Our common stock has traded on the Over-the Counter Bulletin Board since August 2002. The bid price of our common stock has been less than $5.00 during this period. As such, we are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock.

Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker dealer prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer makes a special written determination that the penny stock is a suitable investment for the purchaser and receives the purchaser's written agreement to the transaction.

Because we are subject to the penny stock rules our shareholders may find it difficult to sell their shares.

















             (The remainder of this page intentionally left blank.)

Item 7. Financial Statements




         INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARY f.k.a. Pacific International Holding, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS
                  As of December 31, 2002 and December 31, 2001

                                                                                  December 31,       December 31,
                                                                                      2002               2001
                                                                                      ----               ----
     ASSETS
     Cash and cash equivalents                                                           $582,905           $778,629
     Trade accounts receivable                                                             86,734             51,684
     Merchandise inventory                                                                161,459             72,310
     Prepaid insurance and other expenses                                                  29,706             30,804
     Accounts receivable from related parties                                                   -            138,298
                                                                                  ---------------       ------------
              Total current assets                                                        860,804          1,071,725
                                                                                  ---------------       ------------

     Property and equipment, net of accumulated depreciation                            1,061,464          1,270,792
                                                                                  ---------------       ------------

     Deposits                                                                             101,574             88,642
     Other intangible assets, net of accumulated amortization                              13,667             72,379
                                                                                  ---------------       ------------
              Total other assets                                                          115,241            161,021
                                                                                  ---------------       ------------

     Total assets                                                                      $2,037,509         $2,503,538
                                                                                       ==========         ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
          Accounts payable                                                               $349,210           $222,500
          Line of credit                                                                        -            350,000
          Accrued payroll and payroll taxes                                               162,894            100,958
          Sales tax payable                                                                65,423             94,622
          Gift certificates and customer deposits, net                                    141,617            171,438
          Accrued expenses                                                                524,197            369,776

          Accrued property taxes                                                           43,192                  -
          Accrued interest                                                                      -             37,900
          Current portion of long-term debt                                                     -             26,198
                                                                                  ---------------       ------------
              Total current liabilities                                                 1,286,533          1,373,392
                                                                                  ---------------       ------------

     Notes payable                                                                              -          1,200,000
                                                                                  ---------------       ------------

     Total liabilities                                                                  1,286,533          2,573,392
                                                                                  ---------------       ------------

     Shareholders' equity; Member's deficit:
          Common stock;  $0.0001 par value,  200,000,000  shares  authorized,
         61,300,000 shares issued and outstanding                                           6,130                  -
          Convertible  preferred stock, $0.0001 par value,  10,000,000 shares
         authorized, 4,745,456 shares issued and outstanding                                  475                  -
          Additional paid-in capital                                                    3,653,445                  -
          Member units                                                                          -            650,000
          Retained deficit                                                             (2,909,074)         (719,854)
                                                                                  ---------------       ------------
     Total shareholders' equity; Member's deficit                                         750,976            (69,854)
                                                                                  ---------------       ------------
     Total liabilities and shareholders' equity; Member's deficit                      $2,037,509         $2,503,538
                                                                                  ===============       ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

         INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARY f.k.a. Pacific International Holding, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the year ended December 31, 2002 and the Initial
                         Period Ended December 31, 2001


                                                                                               2002             2001
                                                                                               ----             ----

     Net sales                                                                                $9,636,278      $3,533,402

     Total operating expenses                                                                 11,730,301       4,180,177
                                                                                              ----------       ---------

     Operating loss                                                                           (2,094,023)       (646,775)

     Interest expense                                                                             95,197          73,079
                                                                                              ----------       ---------

     Earnings before income tax                                                               (2,189,220)      (719,854)


     Provision for income tax                                                                          -               -
                                                                                                       -               -

     Net loss                                                                                $(2,189,220)     $(719,854)
                                                                                             ============     ==========

     Net loss per Common Share:
              Basic                                                                              $(0.04)
                                                                                                 =======
              Diluted                                                                            $(0.04)
                                                                                                 =======
     Weighted average shares outstanding:
              Basic                                                                           61,300,000
                                                                                              ==========
              Diluted                                                                         61,300,000
                                                                                              ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

         INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARY f.k.a. Pacific International Holding, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CHANGES IN
              SHAREHOLDERS' EQUITY For the year ended December 31,
               2002 and the Initial Period Ended December 31, 2001


                                                                                                              Total
                        Common Stock        Preferred Stock       Member     Additional                   Shareholders'
                        ------------        ---------------
                                                                Units and      Paid-In      Retained    Equity; Members'
                                                                 Dollars       Capital       Deficit         Deficit

                        Shares      Dollars    Shares    Dollars


Balance at May
31, 2001
(Inception)                   -  $      -         -      $-        $650,000        $   -        $    -        $650,000



Net loss for 2001             -        -          -         -             -            -      (719,854)       (719,854)
                              -        -          -         -             -            -      ---------       ---------


Balance at
December 31, 2001             -        -          -         -       650,000            -     (719,854)        (69,854)


Conversion of
member loans to
equity                        -        -          -         -       400,000            -            -         400,000



Conversion of
member's equity
to Common Stock      61,300,000    6,130          -         -    (1,050,000)   1,043,870            -               -

Issuance of
preferred stock
with warrants                 -        -  4,745,456       475             -    2,609,575            -       2,610,050


Net loss for 2002             -        -          -                       -                (2,189,220)     (2,189,220)
                     ----------    -----  ---------      ----     ---------    ---------   ----------       ---------


Balance at
December 31, 2002    61,300,000   $6,130  4,745,456      $475        $    -   $3,653,445  $(2,909,074)        $750,976
                     ==========   ======  =========      ====        ======   ==========  ============        ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

         INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARY f.k.a. Pacific International Holding, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the year ended December 31, 2002 and Initial
                         Period Ended December 31, 2001


                                                                                              2002              2001
                                                                                              ----              ----

     Cash flows from operating activities
          Net loss                                                                          $(2,189,220)       $(719,854)
         Adjustments to reconcile net loss to net cash provided by (used
          in)               operations:
           Depreciation, amortization, and other                                                398,618          188,494
           Provision for related party receivable                                               100,000                -
         Net changes in operating assets and liabilities:
          Trade accounts receivable                                                             (35,050)         (51,684)
          Merchandise inventory                                                                 (89,149)         (55,310)
          Prepaid expenses and other current assets                                               1,098          (30,804)
          Accounts payable                                                                      126,710          222,500
          Accrued payroll and payroll taxes                                                      61,936          100,958
          Sales tax payable                                                                     (29,199)          94,622
          Gift certificates and customer deposits                                               (29,821)         171,438
          Accrued expenses                                                                      154,421          243,488
          Accrued property taxes                                                                 43,192                -
          Accrued interest                                                                      (37,900)          37,900

          Other assets and liabilities                                                                -          (12,137)
                                                                                             -----------         --------
                  Net cash provided by (used in) operations                                  (1,524,364)         189,611
                                                                                             -----------         --------

     Cash flows from investing activities:
           Increase in deposits                                                                 (12,932)        (188,642)
           Purchase of property and equipment                                                  (130,578)      (1,459,586)
                                                                                             -----------      -----------
                  Net cash used in investing activities                                        (143,510)      (1,648,228)
                                                                                             -----------      -----------

     Cash flow from financing activities:
           Loans from and (repayments to) related parties                                        38,298          (38,298)
           Net borrowings on line of credit                                                    (350,000)         350,000
           Net borrowings on bank loan                                                         (826,198)       1,275,244
           Proceeds from issuance of preferred stock with warrants                            2,610,050                -

           Capital contributions by members                                                           -          650,000
                                                                                                      -        ----------
                  Net cash provided by financing activities:                                  1,472,150        2,236,946
                                                                                             -----------       ----------

     Increase (decrease) in cash and cash equivalents                                          (195,724)         778,629

     Cash and cash equivalents, beginning of period                                             778,629                -
                                                                                             -----------               -
     Cash and cash equivalents, end of period                                                  $582,905         $778,629
                                                                                             ===========       ==========

     Supplemental disclosure of non-cash transactions:

     Conversion of member loans to equity                                                      $400,000           $    -
                                                                                             ===========       ==========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

         INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARY f.k.a. Pacific International Holding, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - MERGER AND BASIS OF PRESENTATION

Effective August 2, 2002, Pacific International Holding, Inc., a Utah corporation ("PIH"), which was originally organized in 1986, changed its state of domicile and name by merging with and into Interactive Motorsports and Entertainment Corp. (the surviving entity), an Indiana corporation (the "Company"), pursuant to an Agreement and Plan of Reorganization. Per the merger agreement, each share of PIH common stock outstanding immediately prior to the effective date of the merger was cancelled and converted into four shares of Interactive Motorsports and Entertainment Corp. common stock. Although it had been in a variety of businesses for over 15 years, at the time of the merger, PIH had limited operations.

Subsequent to the merger and effective as of the same date, the Company acquired pursuant to a Plan and Agreement of Exchange all of the issued and outstanding shares of common stock and preferred stock of Perfect Line, Inc., an Indiana corporation ("Perfect Line"), from the Perfect Line shareholders in exchange on a "share-for-share" basis for shares of the Company's common stock and preferred stock. As a result of the share exchange, the Perfect Line shareholders hold as of August 2, 2002 Company shares representing approximately eighty-two percent (82%) of the Company's capital stock. Also effective as of August 2, 2002, the members of the Board of Directors of Perfect Line were elected to replace the members of the Company's Board of Directors and the executive officers of Perfect Line became the executive officers of the Company.

As Perfect Line had revenues, operations, and business activity, for financial reporting purposes, Perfect Line is considered the acquirer, and therefore the predecessor, and the Company is considered the acquiree for accounting reporting purposes. Due to the fact that the merger is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. The operations of Interactive Motorsports and Entertainment Corp. have been included in consolidation from August 2, 2002 until December 31, 2002.

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

Since inception, the Company's short-term and long-term plans have included raising a level of investment adequate to accomplish the objectives of the business. The required level of financing has not yet been achieved. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and contemplate the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result if the Company is unable to obtain additional financing. Absent additional funding, the Company may not have sufficient resources to satisfy cash requirements for the next twelve months. The Company is currently reviewing several alternatives for raising additional financing; however, there can be no assurance that additional financing will be available or, if available, that it will be on terms acceptable to the Company. See Note 8 - Subsequent Events and
Note 15 - Management's Plans for further discussion

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b. SIGNIFICANT ESTIMATES: The most significant estimates made by management are determining the estimated useful lives of the fixed assets, determining the obsolescence of merchandise inventory, and assessing the realization of deferred tax benefits relating to the Company's net operating loss carryforwards.

c. LONG-LIVED ASSETS: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the related asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. To date, no adjustments to the carrying amount of long-lived assets have been required.

d. MERCHANDISE INVENTORY: Merchandise inventories are carried at the lower of cost or market as determined by the first-in, first-out (FIFO) method. The Company reduces the stated value of inventory for excess quantities or obsolescence in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional reductions in stated value may be required.

e. PROPERTY AND EQUIPMENT: The Company records its property and equipment at cost and depreciates it using the straight line method over the estimated useful lives of the respective asset classes as follows:

             Software                                   3 Years
             Furniture, fixtures, and equipment         5 to 7 Years

f. DIVIDENDS: The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company does not presently intend to pay dividends at any point in the foreseeable future.

g. CONSOLIDATION: The consolidated financial statements at December 31, 2002 and 2001 include the accounts of the Company and its wholly owned operating subsidiary, Perfect Line, Inc. Intercompany transactions and balances have been eliminated in consolidation.

h. EARNINGS (LOSS) PER SHARE: The computation of net earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The Company calculates earnings
     (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. Basic earnings (loss) per share are computed based upon the weighted average number of common shares issued and outstanding during each year. Diluted earnings (loss) per share amounts assume conversion, exercise, or issuance of all potential common stock instruments (stock options, warrants and convertible preferred stock). Potentially dilutive securities including warrants and stock options are excluded from diluted earnings (loss) per share during net loss periods because these securities would be anti-dilutive.

i. INCOME TAXES: The Company provides for income taxes based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. At December 31, 2002 and 2001, the Company's net deferred tax asset is fully offset by a valuation allowance.

j. REVENUE RECOGNITION AND UNEARNED REVENUE: The Company recognizes revenue for its services at the time the services have been rendered. In the case of gift certificates and customer deposits for group events, these amounts are deferred and recognized when the associated services are rendered or upon expiration.

k. CASH AND CASH EQUIVALENTS: For purposes of the statement of cash flows, the Company considers all demand deposit balances and all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

l. ADVERTISING: Advertising expenses were $168,118 and $60,495 for the year ended December 31, 2002 and the initial period ended December 31, 2001, respectively.

m. RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 - EQUITY TRANSACTIONS AND WARRANTS ON COMMON STOCK

At June 30, 2002, Perfect Line had placed with investors 4,745,456 shares of convertible preferred stock (the, "Preferred Stock") totaling $2,610,050 under a private placement memorandum dated May 10, 2002. These funds were to be held in escrow until a transaction such as that described in Note 1 above occurred. Simultaneous to the exchange of stock with PIH on August 2, 2002, these funds were released from escrow and subsequently transferred to Perfect Line. The proceeds of this offering were used to pay down debt and other liabilities and to provide working capital funds for the business. The Preferred Stock is mandatorily convertible one year after issuance into one share of Common Stock or one dollar worth of Common Stock as of the conversion date, as calculated by the 10-day trailing average of the bid and ask price prior to conversion, whichever is more favorable to the shareholder.

For every two shares of Preferred Stock, the investor received one warrant (the "Preferred Stock Warrants") to purchase Common Stock at a price of $1.50 per share expiring three years from the date of issuance. The Preferred Stock Warrants are callable by the Company for $0.10 per warrant at any time at the option of the Company. At December 31, 2002 and as of the date of this filing, all 2,372,728 of the Preferred Stock Warrants were outstanding. Management assigned no value to the Preferred Stock Warrants.

In connection with the bank line of credit agreement (Note 5), the Company granted warrants to the Bank to purchase up to $1.6 million of the Company's common stock at a price equal to 50% of the value per share at the time the warrants are exercised. The warrants are exercisable at any time prior to June 8, 2011, upon the occurrence of certain events. Management has determined the likelihood of occurrence of these certain events is remote and has therefore assigned no value to these warrants. No warrants have been exercised as of the date of this filing.

In connection with a certain asset purchase agreement (Note 1), the Company granted warrants to allow the seller to purchase up to $2 million in value of the Company's common stock at a price equal to the value per share at the time the warrants are exercised. The warrants are exercisable at any time prior to December 14, 2011, upon the occurrence of certain events. Management has determined the likelihood of occurrence of these certain events is remote and has therefore assigned no value to these warrants. No warrants have been exercised as of the date of this filing.

In connection with the merger with and into Pacific International Holding, Inc. more fully described in Note 1 above, the Company paid a finder's fee of 2,000,000 shares of Common Stock to Pacific Management Services, Inc. In connection with this fee, the Company granted a Common Stock Value Assurance Warrant for 300,000 Common Shares to Pacific Management Services, Inc. The holder may exercise this warrant and receive 300,000 shares of Common Stock for no additional consideration if the value of the finder's fee falls below $1 million within the period ending one year from the merger date (August 1, 2002).

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2002 and 2001, property and equipment was comprised of the following:


                                                                    2002                            2001
                                                                    ----                            ----

    Furniture, fixtures and equipment                            $1,015,915                        $998,120
             Software                                                                               436,303
                                                                 ----------                      ----------
                                                                    549,086
                                                                  1,565,001                       1,434,423
             Less: Accumulated depreciation
             and                                                   (503,537)                       (163,631)
                                                                 ----------                      -----------
             amortization

                                                                 $1,061,464                      $1,270,792
                                                                 ==========                      ===========

Depreciation expense for the year ended December 31, 2002 and the initial period ended December 31, 2001 was $339,906 and $163,631, respectively.

NOTE 5 - DEBT AND CREDIT ARRANGEMENTS

Until August 2, 2002, the Company had a revolving bank line of credit available for short-term borrowings up to $1 million. However, borrowings under the line of credit were limited based on the fair market value of certain securities pledged as collateral by an affiliate of one of the Company's shareholders. Due to a decline in the market value of the underlying pledged securities, borrowings on the line of credit were limited to $350,000 at December 31, 2001. The line of credit required quarterly payments of interest only imputed at the Bank's prime lending rate plus 3%. The line of credit also required the Company to comply with certain financial and non-financial covenants. The Company granted warrants to the Bank in connection with the line of credit (Note 3). In April 2002, the Company entered into a forbearance agreement, which waived certain covenant violations and required payment of certain accrued interest, aggregating approximately $55,000, by July 15, 2002.

The Company's revolving bank line of credit and long-term note payable were repaid in full as of August 2, 2002 upon Perfect Line's receipt of the proceeds from the private placement described above in Notes 1and 3.

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

NOTE 7 - RENT COMMITMENTS

The Company rents various office and retail space under long-term, non-cancelable operating leases, some of which include renewal options, expiring on various dates through 2010. The company also leases certain office equipment pursuant to a non-cancelable operating lease with terms of three years. Rent expense approximated $2,903,034 in 2002.

At December 31, 2002, the future minimum rental payments required under all non-cancelable operating leases were as follows:

                         Payable In                   Rental Payments
                         ----------                   ---------------
                            2003                      $ 1,822,771
                            2004                        1,711,945
                            2005                        1,651,862
                            2006                        1,652,319
                            2007                        1,218,063
                         Later years                    2,777,087
                                                      -----------

                     Total Required Rental Payments   $10,834,047
                                                      ===========

NOTE 8 - SUBSEQUENT EVENTS

On March 7, 2003, Perfect Line, Inc., issued Secured Bridge Notes due December 31, 2003 (the "Bridge Notes") in the aggregate principal amount of $700,000 to one institutional investor and three related-party investors. Refer to Note 11 for further information on related parties.

Under the terms of the agreement Ropart Asset Management Fund, LLC ("Ropart"), Tampa Bay Financial, Inc. (related-party), William R. Donaldson (related-party) and Erik R. Risman (related-party), will receive the principal sum of $500,000, $100,000, $50,000 and $50,000, respectively on December 31, 2003. Interest will be paid on the unpaid principal balance existing prior to maturity at an annual rate of twelve percent (12%). Interest on the unpaid principal under the Notes is due and payable in arrears on the first day of each month, commencing April 1, 2003.

Ropart and Mr. Risman also received warrants in the amounts of 2,941,176 and 294,118, respectively, entitling them to purchase from the Company, at an exercise price of $0.17 Common shares of the Company at any time before the earlier of June 30, 2004 or six months following payment of the Bridge Note in full. Management has determined the value of the Ropart and Risman warrants to total $146,863.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. As of December 31, 2002, the Company is not aware of any material legal actions directed against the Company.

NOTE 10 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly unaudited financial information is as follows:

                                                                         2002
                                       First Qtr       Second Qtr      Third Qtr      Fourth Qtr        Total

    Net Sales                            $2,508,872      $2,199,589      $2,276,657     $2,651,160     $9,636,278
    Total operating expenses              2,504,375       2,836,415       3,034,499      3,355,012     11,730,301
                                          ---------       ---------       ---------      ---------     ----------
    Operating profit (loss)                   4,497       (636,826)       (757,842)      (703,852)    (2,094,023)
    Interest expense                         24,793          37,800          32,604              -         95,197
                                          ---------       ---------       ---------      ---------     ----------

    Earnings before income tax             (20,296)       (674,626)       (790,446)      (703,852)    (2,189,220)
    Provision for income tax                      -               -               -              -              -
                                          ---------       ---------       ---------      ---------    -----------

    Net loss                              $(20,296)      $(674,626)      $(790,446)     $(703,852)   $(2,189,220)
                                          =========      ==========      ==========     ==========   ============

                                                                          2001
                                     First Qtr (1)    Second Qtr (2)     Third Qtr      Fourth Qtr        Total
                                     -------------    --------------     ---------      ----------        -----

    Net Sales                        $            -          $       -     $1,231,744      $2,301,658     $3,533,402
    Total operating expenses                                   142,508      1,769,270       2,268,399      4,180,177
                                     ---------------         ----------      ---------       ---------      ---------
     Operating profit (loss)                       -          (142,508)      (537,526)         33,259       (646,775)
    Interest expense                                                 -         23,274          49,805         73,079
                                     ---------------         ----------     ----------       ---------      ---------
    Earnings before income tax                    -           (142,508)      (560,800)        (16,546)      (719,854)
    Provision for income tax                                         -              -               -              -
                                     ---------------         ----------     ----------       ---------      ---------
    Net loss                         $            -         $ (142,508)     $(560,800)       $(16,546)     $(719,854)
                                     ---------------         ==========     ==========       =========     ==========

(1) There is no First Quarter data, as the Company did not begin operations until the third quarter of 2001.
(2)  Includes those expenses incurred during inception.

NOTE 11 - RELATED PARTY TRANSACTIONS

The balance in Accounts Receivable from Related Parties at December 31, 2001 of $100,000 is a receivable from Perfect Line Investments, LLC, a related party. This receivable has been fully reserved at December 31, 2002 as its collection is deemed unlikely.

As further described in Note 8, the Company issued March 7, 2003 to three related parties a total of $200,000 of Secured Bridge Notes. These notes were issued to Tampa Bay Financial, Inc., Mr. William R. Donaldson, and Mr. Erik Risman in the amounts of $100,000, $50,000, and $50,000, respectively. The Chairman and Chief Executive Officer of Tampa Bay Financial, Inc., Mr. Carl L. Smith, is also a director of the Company. Mr. Donaldson is the Chairman and Chief Executive Officer of the Company and Mr. Risman is the President and Chief Operating Officer of the Company.

NOTE 12 -- INTANGIBLES

The components of intangibles as of December 31, 2002 and 2001 are as follows:


                                                                              Gross Carrying         Accumulated
                                                                                  Amount            Amortization
     2002
     Amortized intangibles:
         Patents and name rights                                             $        20,000    $       (6,333)

     2001
     Amortized intangibles:
         Patents and name rights                                             $        20,000    $       (2,333)
         Capitalized loan costs                                                       77,242           (22,530)

Patents and name rights are being amortized using the straight-line method over the five-year term of the agreements. The weighted-average amortization period for all amortized intangibles acquired is three years, with amortization expense aggregating $58,712 for the year ended December 31, 2002. In 2002, the company paid off the loans related to the capitalized loan costs, and wrote off the capitalized loan costs.

Estimated aggregate annual amortization expense remaining under the patents and name rights are as follows: 2003 - 4,000, 2004 - $4,000, 2005 - $4,000, and 2006
- $1,667.

NOTE 13 - INCOME TAXES

The deferred tax assets and liabilities at December 31, 2002 are as follows:

                                                                2002
           Deferred tax liabilities:
                State deferred liabilities                   $ 54,875

           Deferred tax assets:
                Valuation for investment                       41,535
                Book depreciation in excess of tax             34,974
                Net operating loss carryforward               852,155
                                                             ---------
                     Gross deferred tax assets                928,664
           Less valuation allowance                          (873,789)
                                                             ---------
                      Net deferred tax assets                  54,875

           Net deferred taxes                               $       -
                                                             =========

Net operating loss carryforwards of approximately $2,072,302 exist at December 31, 2002 which expire in 2022. There were no deferred tax assets or liabilities on December 31, 2001 as the company was a limited liability company until the merger on August 2, 2002 (See Note 1 for further details).

The provision for income taxes consists of the following for the year ended December 31, 2002:

                                                            2002

           Deferred federal income tax expense              $712,391
           Deferred state income tax expense                 161,398
           Change in valuation allowance                    (873,789)
                                                            ---------

           Income tax provision                             $      -
                                                            =========

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for years beginning after June 15, 2002, with earlier application encouraged. Management believes this pronouncement will not have a material impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and the provisions relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and amends SFAS No. 13, "Accounting for Leases". The adoption of SFAS No. 145 did not have an impact on the financial condition, results of operations or cash flows of the Company.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management's intended future actions and therefore does not meet the requirement for recognizing a liability and related expense. SFAS No. 146 only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. The Company is required to adopt SFAS No. 146 for exit or disposal activities initiated after September 30, 2002. The Company is evaluating this new standard but expects that the effects of adoption, if any, would relate solely to exit or disposal activities undertaken in the future.

In November 2002, the FASB published interpretation No, 45 "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this statement did not have a material effect on the Company's current financial statements.

In March 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect to adopt SFAS No. 123, and therefore, adopt the guidance of SFAS No. 148.

NOTE 15 - MANAGEMENT'S PLANS

For the year ended December 31, 2002, the first full year of operations since the Company's acquisitions of the racing centers, the Company's 12 racing centers generated revenue of approximately $9.6 million. Operating without the necessary capital to properly market and merchandise these stores, sales performance fell short of expectation, resulting in a net loss of approximately $2.2 million for the year ended December 31, 2002. With proper funding, the Company plans to increase the revenue from the existing centers by increasing the average transaction value, the percentage of sales generated from group events, and improving the retention level of existing customers by enhancing the gaming experience. The Company will do this through marketing initiatives and systems and technology improvements.

As of April 15, 2003, the equity financing of $2,610,050 received in August 2002 has been depleted and the Company believes the projected level of cash receipts from simulator and merchandise sales will not be sufficient to fund the daily operations of the business through 2003, unless additional sources of funds are created through bank credit facilities, equity infusions, or other financing. The Company received net proceeds of $687,500 from the issuance of $700,000 of Secured Bridge Notes in March 2003 as previously reported in that Form 8-K filed with the Securities and Exchange Commission on March 13, 2003. Deterioration in the economy, decreases in consumer spending, and the war in Iraq have created further declines in sales volume in March and April 2003. The Company now expects the proceeds from the Secured Bridge Notes to fund operating deficits only through the end of April or the beginning of May 2003. Management is in the process of obtaining additional sources of short-term funds to continue operations until additional long-term equity and/or debt financing can be established. (See Note 8 - Subsequent Events.)

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

Currently, the Company is exploring collateralized debt financing with several sources and is in various stages of discussion with each. Additionally, the Company has entered into an agreement with a New York based firm to assist in raising equity financing for up to $7.5 million. It was through this firm that the Company successfully secured its recent "bridge" financing discussed above. While the Company believes that at least one of these financing efforts will occur, there are no assurances.

Board of Directors and Shareholders of
Interactive Motorsports and Entertainment Corp. and Subsidiary
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheet of Interactive Motorsports and Entertainment Corp. and Subsidiary (the "Company") as of December 31, 2002 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Interactive Motorsports and Entertainment Corp. and Subsidiary as of December 31, 2001, were audited by other auditors whose report dated March 20, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Motorsports and Entertainment Corp. and Subsidiary as of December 31, 2002 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an insufficient cash balance that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Crowe Chizek and Company LLC

Crowe Chizek and Company LLC
Indianapolis, Indiana
April 4, 2003

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None, not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The Board of Directors and Executive Officers of the Company consist of the persons named in the table below. Vacancies in the Board of Directors may only be filled by the Board of Directors by majority vote at a Board of Director's meeting of which stockholders holding a majority of the issued and outstanding shares of capital stock are present. The directors are elected annually by the stockholders at the annual meetings. Each director shall be elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. The bylaws provide that we have at least one director. The directors and executive officers of the Company are as follows:

Name                            Age     Position

William R. Donaldson             46     Chairman, Chief Executive Officer, and
                                        Secretary
Carl L. Smith, Sr.               60     Director
Fred Treadway                    50     Director
Cary Agajanian                   61     Director
Erik R. Risman                   58     President and Chief Operating Officer
Mark A. Paul                     35     Vice President, Chief Financial Officer,
                                        and Treasurer

Mr. Donaldson has been a major influence in the international racing industry for over 23 years. He served as the Executive Vice President of the Indianapolis Motor Speedway ("IMS"), the largest spectator stadium in the world, and concurrently served as President of IMS subsidiaries, IMS Properties and IMS Events. At IMS, he was on the executive management team that initiated such events as the NASCAR Brickyard 400, Indy FanFest, the Senior PGA Tournament held at Brickyard Crossing, the Indy 200 at Walt Disney World, and the launch of the Indy Racing League. Donaldson also managed the Inaugural NASCAR Winston Cup event at Las Vegas Motor Speedway, and he managed the launch of the Petit Le Mans at Road Atlanta, and the American and European Le Mans Series. He has extensive experience with domestic and international television broadcasting. He has a Bachelor of Arts degree from DePauw University in Greencastle, Indiana.

Mr. Smith is a successful entrepreneur, whose business interests and ownerships have over his professional life, spanned a wide variety of products and services. With over 38 years of experience in business development, marketing, sales and finance, he provides a diverse level of knowledge and expertise to the Company. He was the founder of Catalyst Marketing Corporation, a public company that, under his leadership, grew to become one of the most successful telecommunications marketing agencies for products and services of industry giant, MCI, which was later acquired by WorldCom. In 1991, he co-founded Tampa Bay Financial, Inc., a venture capital firm that specializes in micro-cap, first stage corporate investments and, one year later, was selected as a member of the prestigious "Who's Who of American Business Executives". Mr. Smith has successfully engineered the turn around and revitalization of several troubled public companies and has also been involved in capitalizing and taking many young private companies public through a reverse merger strategy. He presently sits on the Board of Directors of NeoGenomics, Inc. (OTCBB: NOGN) and several private companies.

Mr. Treadway, a former recipient of Indiana's "Entrepreneur of the Year" award, was instrumental in the early development of the asbestos abatement industry in the 1970s before he founded Specialty Systems, Inc. ("SSI") in 1977. SSI is an Indianapolis-based multidisciplinary environmental management company that provides a broad range of services in the hazardous remediation industry. Today, SSI is recognized as a world leader in the environmental industry and employs more than 600 people in four states. In 1986, Mr. Treadway founded American Safety Insurance Group, Ltd. ("American Safety"), a casualty insurance company specializing in environmental risks. He serves as the Chairman of the Board of American Safety, which is traded on the New York Stock Exchange under the symbol ASI. Treadway also owned an Indy Racing League team that won the legendary Indianapolis 500 race in 1997.

Mr. Agajanian literally grew up in the sport of auto racing, with his family running racing teams and racetracks. He now owns Motorsports Management International, a multi-faceted company that is an industry leader in the areas of event representation, corporate consulting, and sponsorship negotiation. For the past 10 years, Mr. Agajanian has served on Motorsports boards such as the Automobile Competition Committee of the United States (ACCUS), the American Motorcyclist Association (AMA, Vice-Chairman) and United States Auto Club (USAC) Properties. Mr. Agajanian's company has been involved in securing hundreds of sponsorship arrangements and is the only company in the United States to offer star race drivers premium representation services in corporate structures, pension benefits, trusts and estates and contract negotiation. NASCAR Winston Cup star Tony Stewart has been represented by Motorsports Management International, and Agajanian also previously represented Jeff Gordon. Mr. Agajanian's car ownership division has entered cars in the Indianapolis 500 for 36 consecutive years and now owns one of the premier teams in the NASCAR Busch Series.

Mr. Risman has over twenty-five years of management experience in retail, wholesale and consumer products. He has held the positions of Chief Executive Officer, Chief Operating Officer and Group Executive in various entrepreneurial and corporate organizations. He has executed or directed the reorganization and repositioning of businesses from $5 million to $300 million. Mr. Risman received his BA from the University of North Carolina at Chapel Hill with Honors in Writing and began his career with R.H. Macy & Co., Inc.

Mr. Paul served as Vice President, Chief Financial Officer and Treasurer of Symons International Group, Inc., a nonstandard automobile insurance holding company traded over-the-counter, prior to joining the Company in September 2002. Mr. Paul also served as Controller for The Steak n Shake Company, a 400-unit restaurant chain based in Indianapolis from March 2000 to May 2001. From 1997 to 2000, he held the position of Vice President of Finance for Bank One Mortgage, one of the country's largest residential mortgage lenders. Mr. Paul is a Certified Public Accountant in the State of Indiana and was a practicing public accountant with the firm of PricewaterhouseCoopers LLP for seven years. Mr. Paul received a Bachelor of Science degree in Accounting from Indiana University at Bloomington, Indiana in 1990.

Our Executive Officers are elected by the Board on an annual basis and serve at the discretion of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

Based solely on our review of such forms furnished to us and representations from certain reporting persons, filing requirements applicable to our executive officers, directors and more than 10% stockholders have been complied with during the twelve months ending December 31, 2002.

Item 10. Executive Compensation

The following table sets forth information concerning the compensation paid to all persons serving as the Company's chief executive officer and the Company's most highly compensated executive officers other than its chief executive officer who were serving as executive officers at December 31, 2002 and whose annual compensation exceeded $100,000 during such year (collectively, the "Named Executive Officers").

                                               Annual Compensation                    Long-Term Compensation Awards

                                                                                                  Securities
                                                              Other Annual      Restricted        Underlying
   Name and Principal      Year/                            Compensation (2)   Stock Awards    Options/SARs (#)     LTIP
        Position            Period     Salary      Bonus                                                          Payouts

William R. Donaldson,        2002      $147,115      -           $5,688              -                 -              -
Chairman and CEO

                            2001(1)           -      -           $1,620              -                 -              -

(1)  Period is 7 months June 1, 2001 to December 31, 2001.
(2)  Includes cost of medical and life insurance.

Director Compensation

Directors of the Company are currently not paid for their services; however, the Company intends to establish a compensation plan utilizing stock awards versus cash payments in 2003.

Indemnification for Securities Act Liabilities

Indiana law authorizes, and the Company's Bylaws and Indemnity Agreements provide for, indemnification of the Company's directors and officers against claims, liabilities, amounts paid in settlement and expenses in a variety of circumstances. Indemnification for liabilities arising under the Act may be permitted for directors, officers and controlling persons of the Company pursuant to the foregoing or otherwise. However, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Stock Options and Warrants

The Company plans to establish in 2003 stock option plans that will enable management and the board to issue to officers, directors, consultants and employees nonqualified and incentive options to purchase the Company's common stock. At December 31, 2002, a total of 7,000,000 shares were reserved for issuance under such plans, but no options were issued or outstanding.

Compensation Committee Interlocks and Insider Participation

No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of February 28, 2003, for each person or entity that is known by us to beneficially own more than 5 percent of our Common Stock. As of February 28, 2003, the Company had 61,330,000 shares of Common Stock outstanding.


                                                             Amount of Beneficial
                                                                  Ownership          Nature of        Percent of
 Name and Address of Beneficial Owner                                                Ownership           Class

  William R. Donaldson, Carmel, IN                                 17,923,982          Direct            29.23%
  Coldwater Capital, LLC, New York, NY                              7,089,594          Direct            11.56%
  Lucky Dog, LLC, New York, NY                                      7,089,252          Direct            11.56%
  Intersport Racing, Inc., Dublin, OH                               4,000,000          Direct             6.52%
  James Matheny, Cary, NC                                           3,933,935          Direct             6.41%
  Vikki Cook, Sarasota, FL                                          3,183,593          Direct             5.19%
                                                                    ---------                             -----

    Total                                                          43,220,356                            70.47%
                                                                   ==========                            ======

Security Ownership of Management

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of February 28, 2003, for each of our directors and each of our Named Executive Officers, and all directors and executive officers as a group. As of February 28, 2003, the Company had 61,330,000 shares of Common Stock outstanding.

                                                                     Amount of
                                                                    Beneficial       Nature of    Percent of
         Name, Position and Address of Beneficial Owner            Ownership (1)     Ownership       Class
         ----------------------------------------------            -------------     ---------       -----

  William R. Donaldson, Chairman, Chief Executive Officer, and     17,923,982          Direct        29.23%
  Secretary; Carmel, Indiana
  Erik R. Risman, President and Chief Operating Officer;               52,553          Direct         0.08%
  Zionsville, Indiana
  Mark A. Paul, Vice President, Chief Financial Officer, and
  Treasurer; Indianapolis, Indiana                                          -           n/a               -
  Carl L. Smith, Director; Sarasota, Florida                                -           n/a               -
  Fred Treadway, Director; Las Vegas, Nevada                                -           n/a               -
  Cary Agajanian, Director; Los Angeles, California                                     n/a
                                                                 ------------                      --------

  All Executive Officers & Directors as a Group
  (6 persons)                                                      17,976,535                        29.31%
                                                                   ==========                      ========

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.

Change in Control

We are not currently engaged in any activities or arrangements that we anticipate will result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

The Company has a receivable from a related party, Perfect Line Investments, LLC that has been fully reserved at December 31, 2002 as its collection is deemed unlikely.

The Company issued March 10, 2003 to three related parties a total of $200,000 of Secured Bridge Notes as previously disclosed in that Form 8-K filed on March 13, 2003. These notes were issued to Tampa Bay Financial, Mr. William R. Donaldson, and Mr. Erik Risman in the amounts of $100,000, $50,000, and $50,000, respectively. The Chairman and Chief Executive Officer of Tampa Bay Financial, Mr. Carl L. Smith, is also a director of the Company. Mr. Donaldson is the Chairman and Chief Executive Officer of the Company and Mr. Risman is the President and Chief Operating Officer of the Company.

Item 13. Exhibits and Reports on Form 8-K

A.       Exhibits.

11.1     Computation of Earnings Per Share
23.1     Consent of Crowe Chizek and Company LLC
23.2     Consent of Katz Sapper & Miller LLP
99.1     Certification of William R. Donaldson pursuant to 18 U.S.C.
           Section 1350.
99.2     Certification of Mark A. Paul pursuant to 18 U.S.C. Section 1350.

B.       Reports on Form 8-K.

         1.         Form 8-K              Filed March 13, 2003         Describing credit agreement with Ropart Asset
                                                                       Management LLC, Tampa Bay Financial Inc.,
                                                                       William R. Donaldson, and Erik R. Risman

         2.         Form 8-K              Filed January 6, 2003        Current Report on Form 8-K disclosing under
                                                                       Item 5 the text of a newsletter describing the
                                                                       events from the formation of the Company in
                                                                       August 2002 through the date of the Form 8-K.


ITEM 14. Controls and Procedures

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

                         INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

Date: April 15, 2003     By: /s/ William R. Donaldson
                            ---------------------------------------------
                            William R. Donaldson
                            Chairman of the Board and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 15, 2003   By:  /s/ William R. Donaldson
                          -----------------------------------------------
                          William R. Donaldson
                          Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2003   By:  /s/ Mark A. Paul
                          -----------------------------------------------
                          Mark A. Paul
                          Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: April 15, 2003   By:  /s/ Carl L. Smith
                          -----------------------------------------------
                          Carl L. Smith
                          Director

Date: April 15, 2003   By:  /s/ Cary Agajanian
                          -----------------------------------------------
                          Cary Agajanian
                          Director

                     CERTIFICATION OF WILLIAM R. DONALDSON

I, William R. Donaldson, certify that:

I have reviewed this annual report on Form 10-KSB of Interactive Motorsports and Entertainment Corp.;

1. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April15, 2003      By:   /s/ William R. Donaldson
                            -----------------------------------------------
                            William R. Donaldson
                            Chairman and Chief Executive Officer


A signed original of this written statement has been provided to Interactive Motorsports and Entertainment Corp. and will be retained by Interactive Motorsports and Entertainment Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

                         CERTIFICATION OF MARK A. PAUL

I, Mark A. Paul, certify that:

I have reviewed this annual report on Form 10-KSB of Interactive Motorsports and Entertainment Corp.;

1. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003           By:  /s/ Mark A. Paul
                                  --------------------------------------------
                                  Mark A. Paul
                                  Vice President, Chief Financial Officer
                                  and Treasurer


A signed original of this written statement has been provided to Interactive Motorsports and Entertainment Corp. and will be retained by Interactive Motorsports and Entertainment Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT INDEX

Exhibits:

      11.1     Computation of Earnings (Loss) Per Share
      23.1     Consent of Crowe Chizek and Company LLC
      23.2     Consent of Katz Sapper & Miller LLP
      99.1     Certification of William R. Donaldson pursuant to 18 U.S.C.
               Section 1350.
      99.2     Certification of Mark A. Paul pursuant to 18 U.S.C. Section 1350