Form 10QSB
period 2003-03-31
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2003-05-20
CIK 1115551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Class outstanding as of April 30, 2003: Common Stock, par value $0.0001, 61,360,000 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB



                                                                           Page
Section                                                                   Number

BASIS OF PRESENTATION.......................................... ..............4

                                     PART I

Item 1.  Condensed  Financial   Statements  and  Notes  to  Condensed
           Financial Statements
         Condensed Consolidated Balance Sheets at March 31, 2003 and December
           31, 2002...........................................................5
         Condensed Consolidated Statements of Operations for the Three Months
           Ended March 31, 2003 and 2002......................................6
         Condensed Consolidated Statements of Changes in Shareholders' Equity
           for the Three Months Ended March 31, 2003 and 2002.................7
         Condensed Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2003 and 2002...............................8
         Notes to Condensed Consolidated Financial Statements.................9
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................10
Item 3.  Qualitative and Quantitative Disclosures of Market Risk..............14
Item 4.  Internal Controls and Procedures.....................................14


                                     PART II

Item 1.    Legal Proceedings..................................................15
Item 2     Changes in Securities. ............................................15
Item 3     Defaults Upon Senior Securities....................................15
Item 4.    Submission of Matters to a Vote of Security Holders................15
Item 5.    Other Information..................................................15
Item 6.    Exhibits and Reports on Form 8-K...................................15


SIGNATURES....................................................................16

CERTIFICATIONS................................................................17

EXHIBITS......................................................................19

                       NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-QSB and other statements issued or made from time to time by the Company or its representatives contain statements, which may constitute
"forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A Sections 77z-2 and 78u-5. Those statements include statements regarding the intent, belief, or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. All statements, trend analyses, and other information contained in this report relative to markets for the
Company's products and/or trends in the Company's operations or financial results, as well as other statements which include words such as "anticipate," "could," "feel(s)," "believes," "plan," "estimate," "expect," "should," "intend," "will," and other similar expressions, constitute forward-looking statements and are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions that may impact the disposable income and spending habits of consumers; (ii) the availability of alternative entertainment for consumers; (iii) the ability of the company to obtain additional capital and/or debt financing; (iv) the receipt of a going concern opinion from the Company's independent public accountants for the year ended December 31, 2002; and (v) the ability of the company to control costs and execute its business plan.

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

Subsequent to the merger and effective as of the same date, the Company acquired pursuant to a Plan and Agreement of Exchange all of the issued and outstanding shares of common stock and preferred stock of Perfect Line, Inc., an Indiana corporation ("Perfect Line"), from the Perfect Line shareholders in exchange on a "share-for-share" basis for shares of the Company's common stock and preferred stock. As a result of the share exchange, the Perfect Line shareholders held as of August 2, 2002 Company shares representing approximately eighty-two percent (82%) of the Company's capital stock. Also effective as of August 2, 2002, the members of the Board of Directors of Perfect Line were elected to replace the members of the Company's Board of Directors and the executive officers of Perfect Line became the executive officers of the Company.

As Perfect Line had revenues, operations, and business activity, for financial reporting purposes, Perfect Line is considered the acquirer, and therefore the predecessor, and the Company is considered the acquiree for accounting and reporting purposes. Due to the fact that the merger is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. The operations of Interactive Motorsports and Entertainment Corp. have been included in consolidation from August 2, 2002 until March 31, 2003.

All information in this Form 10-QSB is presented from the perspective of Interactive Motorsports and Entertainment Corp. and its subsidiary Perfect Line and not from the perspective of PIH.



                                     PART I

Item 1. Condensed Financial Statements

         INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARY f.k.a. Pacific International Holding, Inc. and Subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             As of March 31, 2003 (Unaudited) and December 31, 2002


                                                                                    March 31,          December 31,
                                                                                       2003                2002
     ASSETS
     Cash and cash equivalents                                                          $519,519           $582,905
     Trade accounts receivable                                                            49,552             86,734
     Merchandise inventory                                                               157,570            161,459
     Prepaid insurance and other expenses                                                 27,817             29,706
              Total current assets                                                       754,458            860,804

     Property and equipment, net of accumulated depreciation                           1,079,195          1,061,464

     Deposits                                                                            101,574            101,574
     Other intangible assets, net of accumulated amortization                             12,667             13,667
              Total other assets                                                         114,241            115,241

     Total assets                                                                     $1,947,894         $2,037,509

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
          Accounts payable                                                              $394,847           $349,210
          Accrued payroll and payroll taxes                                              224,188            162,894
          Sales tax payable                                                               59,352             65,423
          Gift certificates and customer deposits, net                                   125,541            141,617
          Accrued expenses                                                               388,280            524,197
          Accrued property taxes                                                          46,134             43,192
          Accrued interest                                                                 4,932                  -

          Notes payable - current                                                        553,137                  -
     Total liabilities                                                                 1,796,411          1,286,533

     Shareholders' equity:
          Common stock;  $0.0001 par value,  200,000,000  shares  authorized,
         61,330,000 shares issued and outstanding                                          6,133              6,130
          Convertible  preferred stock,  $0.0001 par value,  5,000,000 shares
         authorized, 4,745,456 shares issued and outstanding                                 475                475
          Additional paid-in capital                                                   3,810,385          3,653,445
          Retained deficit                                                           (3,665,510)        (2,909,074)
     Total shareholders' equity                                                          151,483            750,976

     Total liabilities and shareholders' equity                                       $1,947,894         $2,037,509

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

         INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARY f.k.a. Pacific International Holding, Inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three months ended March 31, 2003 (Unaudited) and 2002 (Unaudited)

                                                                                           2003            2002

Net sales                                                                                $2,120,314       $2,508,872

Total operating expenses                                                                  2,859,318        2,504,375

Operating income (loss)                                                                    (739,004)           4,497


Interest expense                                                                             17,432           24,793

Loss before income tax                                                                     (756,436)        (20,296)


Provision for income tax                                                                          -               -

Net loss                                                                                  $(756,436)       $(20,296)

Net loss per Common Share:
         Basic                                                                               $(0.01)
         Diluted                                                                             $(0.01)
Weighted average shares outstanding:
         Basic                                                                           61,313,000
         Diluted                                                                         61,313,000

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

         INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARY f.k.a. Pacific International Holding, Inc. and Subsidiary

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         For the three months ended March 31, 2003 and 2002 (Unaudited)




                                                               Member's      Member's         Total
                                                               Units and     Retained        Member's
                                                               Dollars       Deficit         Deficit


Balance at December 31, 2001                                   $650,000      $(719,854)      $ (69,854)

Net loss                                                              -        (20,296)        (20,296)


Conversion of member loans to equity                            400,000               -        400,000

Balance at March 31, 2002                                    $1,050,000      $(740,150)       $309,850





                         Common Stock        Preferred Stock   Additional                        Total
                                                                 Paid-In     Retained        Shareholders'
                                                                 Capital      Deficit           Equity
                       Shares     Dollars  Shares     Dollars



Balance at
December 31, 2002    61,300,000   $6,130  4,745,456      $475  $3,653,445   $(2,909,074)      $750,976

Net loss                      -        -          -         -           -      (756,436)      (756,436)

Issuance of
common stock for
consulting
services                 30,000        3          -         -      10,077              -        10,080


Issuance of
secured notes
with warrants                 -        -          -         -     146,863              -       146,863


Balance at March
31, 2003             61,330,000   $6,133  4,745,456      $475  $3,810,385   $(3,665,510)      $151,483


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

         INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARY f.k.a. Pacific International Holding, Inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the three months ended March 31, 2003 (Unaudited) and 2002 (Unaudited)


                                                                                          2003              2002

  Cash flows from operating activities
       Net loss                                                                          $ (756,436)        $(20,296)
      Adjustments to reconcile net loss to net cash provided by (used
       in) operations:
        Depreciation, amortization, and other                                                92,476           84,500
        Common stock issued for consulting services                                          10,080                -
        Provision for inventory obsolescence                                                 10,000                -
      Net changes in operating assets and liabilities:
       Trade accounts receivable                                                             37,182          (52,262)
       Merchandise inventory                                                                 (6,111)         (28,726)
       Prepaid expenses and other current assets                                              1,889          (13,016)
       Accounts payable                                                                      45,637          (20,956)
       Accrued payroll and payroll taxes                                                     61,294           68,351
       Sales tax payable                                                                     (6,071)         (38,916)
       Gift certificates and customer deposits                                              (16,076)         (29,691)
       Accrued expenses                                                                    (135,917)        (201,596)
       Accrued property taxes                                                                 2,942           22,500
       Accrued interest                                                                       4,932           18,000
       Other assets and liabilities                                                               -           49,711
               Net cash used in operations                                                 (654,179)        (162,397)

  Cash flows from investing activities:
        Decrease in deposits                                                                      -           33,867
        Purchase of property and equipment                                                 (109,207)         (72,379)
               Net cash used in investing activities                                       (109,207)         (38,512)

  Cash flow from financing activities:
        Proceeds from issuance of secured notes with warrants                               700,000                -
        Net borrowings on bank loan                                                               -          102,229
               Net cash provided by financing activities:                                   700,000          102,229

  Decrease in cash and cash equivalents                                                     (63,386)         (98,680)
  Cash and cash equivalents, beginning of period                                            582,905          778,629
  Cash and cash equivalents, end of period                                                 $519,519         $679,949


  Supplemental disclosure of non-cash transactions:

  Conversion of member loans to equity                                                        $   -         $400,000


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

         INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARY f.k.a. Pacific International Holding, Inc. and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. UNAUDITED INTERIM FINANCIAL INFORMATION: The accompanying unaudited condensed consolidated balance sheets of Interactive Motorsports and Entertainment Corp. (the "Company") at March 31, 2003 and December 31, 2002, and the unaudited consolidated statements of operations and statements of cash flows for the three months ended March 31, 2003 and 2002, have been prepared by the Company's management and do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Although management believes the disclosures are adequate to make the information presented not misleading, it is suggested that that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual financial statements included in the Company's annual report on Form 10-KSB. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003 or any future period.

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

NOTE 2 - DEBT AND CREDIT ARRANGEMENTS

During the first quarter 2003, the Company was successful in obtaining bridge financing totaling $700,000. On March 7, 2003, Perfect Line, Inc., a wholly-owned subsidiary of the Company, issued Secured Bridge Notes and warrants due December 31, 2003 (the "Bridge Notes") in the aggregate total amount of $700,000 to one institutional investor and three related-party investors.

Under the terms of the Bridge Notes, Ropart Asset Management Fund, LLC ("Ropart"), Tampa Bay Financial, Inc. (related-party), William R. Donaldson (related-party) and Erik R. Risman (related-party), are due to receive the principal sums of $500,000, $100,000, $50,000 and $50,000, respectively on
December 31, 2003. Interest will be paid on the unpaid principal balance existing prior to maturity at an annual rate of twelve percent (12%). Interest on the unpaid principal under the Bridge Notes is due and payable in arrears on the first day of each month, commencing April 1, 2003.

Ropart and Mr. Risman also received warrants entitling them to purchase from the Company, at an exercise price of $0.17 per share, 2,941,176 and 294,118 shares, respectively, of the Company at any time before the earlier of June 30, 2004 or six months following payment of the Bridge Note in full. Management has determined the value of the Ropart and Risman warrants to total $146,863. Accordingly, the balance in notes payable on the accompanying condensed balance sheet at March 31, 2003 is $553,137.

NOTE 3 - LICENSING AND CONSULTING AGREEMENTS

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

The Company also has licensing agreements with several NASCAR race teams, drivers, and racetracks that expire on various dates through 2005.

NOTE 4 - MANAGEMENT'S PLANS

For the year ended December 31, 2002, the first full year of operations since the Company's acquisition of the racing centers, the Company's 12 racing centers generated revenue of approximately $9.6 million. Operating without the necessary capital to properly market and merchandise these stores, sales performance fell short of expectation, resulting in a net loss of approximately $2.2 million for the year ended December 31, 2002. Losses have continued in the first quarter of 2003 with a net operating loss of $756,436 on sales of approximately $2.1 million. With proper funding, the Company plans to increase the revenue from the existing centers by increasing the average transaction value, the percentage of sales generated from group events, and improving the retention level of existing customers by enhancing the gaming experience. The Company anticipates accomplishing this through marketing initiatives and systems and technology improvements.

As previously reported, the equity financing of $2,610,050 received in August 2002 has been depleted. The Company received net proceeds of $687,500 from the issuance of $700,000 of Secured Bridge Notes and warrants in March 2003 which has also been depleted as of May 15, 2003. The Company believes the projected level of cash receipts from simulator and merchandise sales will not be sufficient to fund the daily operations of the business through 2003. Management is seeking additional sources of short-term funds to continue operations until additional long-term equity and/or debt financing can be established.

Since inception, the Company's short-term and long-term plans have included raising a level of investment adequate to accomplish the objectives of the business. The required level of financing has not yet been achieved. The Company's ability to raise the necessary financing will depend on many factors, including the economic and market conditions prevailing at the time financing is sought. Management believes that the investment climate since the Company commenced operations has generally been unfavorable, particularly to newer enterprises, which has hindered the Company in obtaining its financing goals. Nonetheless, management believes it can achieve the required level of financing; however, there can be no assurance that additional financing will be available or, if available, that it will be on terms acceptable to the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

For the year ended December 31, 2002, the first full year of operations since the Company's acquisitions of the racing centers, the Company's 12 racing centers generated revenue of approximately $9.6 million. Operating without the necessary capital to properly market and merchandise these stores, sales performance fell short of expectation, resulting in a net loss of approximately $2.2 million for the year ended December 31, 2002. Losses have continued in the first quarter of 2003 with a net operating loss of $756,436 on sales of approximately $2.1 million. With proper funding, the Company plans to increase the revenue from the existing centers by increasing the average transaction dollars, the percentage of sales generated from group events, and improving the retention level of existing customers by enhancing the gaming experience. The Company will do this through marketing initiatives and systems and technology improvements.

IMTS's 12 company owned racing centers are located in high traffic, high profile locations.

             Location                      Market              Sq. Ft.          Simulators
1)       Mall of America            Minneapolis, MN           5,899             12 racecars
2)       Concord Mills              Charlotte, NC             7,875             14 racecars
3)       Mall of Georgia            Atlanta, GA               5,895             12 racecars
4)       Katy Mills                 Houston, TX               6,048             12 racecars
5)       RiverTown Crossing         Grand Rapids, MI          6,101             10 racecars
6)       Crossgates Mall            Albany, NY                4,167              8 racecars
7)       Riverchase Galleria        Birmingham, AL            6,188             10 racecars
8)       Universal CityWalk         Los Angeles, CA           5,067             12 racecars
9)       Opry Mills                 Nashville, TN             5,992             12 racecars
10)      Woodfield                  Chicago, IL               6,044             12 racecars
11)      Palisades Center           Nyack, NY                 5,700             12 racecars
12)      Arbor Place                Douglasville, GA          5,055             10 racecars

History

Perfect Line, LLC, the predecessor of the Company's wholly owned subsidiary Perfect Line, Inc. ("Perfect Line"), was formed in 2001 as a Delaware limited liability company and merged with and into Perfect Line, Inc. on August 1, 2002. Perfect Line is in the business of owning and operating simulated race facilities and selling racing related merchandise.

NSMS  racing   centers   were   originally   owned  and   developed  by  Silicon
Entertainment, Inc. ("SEI"). SEI opened its first site in August 1997 at the Mall of America in Bloomington, Minnesota, the largest mall in the United
States. SEI raised large sums of initial capital, of which, according to SEI internal documents, approximately $6.5 million was utilized to create its proprietary software technology and approximately $25 million was utilized to produce approximately 170 simulators and complete the build-out of 15 stores in high traffic malls. SEI was unable to secure additional long term financing to support its capital expansion, and was liquidated through Chapter 7 bankruptcy in April 2001. Perfect Line's assets were primarily acquired from creditors of SEI. As a result of SEI's bankruptcy, Perfect Line was able to purchase the assets of SEI at a price substantially below SEI's cost.

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

In August 2002, Perfect Line became a wholly owned subsidiary of IMTS, through an exchange of shares that resulted in Perfect Line shareholders owning approximately 82% of IMTS equity. Simultaneous with this event, approximately $2.6 million in private equity financing was made available to Perfect Line. Approximately one-half of the funding was used to retire the Company's bank note and the balance was used for working capital.

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

NSMS Racing Centers are operated as combined racing entertainment and retail merchandise stores. In addition to providing customers with the opportunity to drive Winston Cup racecars, NSMS Racing Centers also feature a large selection of officially-licensed NASCAR merchandise. Research indicates that NASCAR fans buy more merchandise than fans from almost any other sport and they are also the most brand-loyal. These characteristics helped boost worldwide NASCAR-branded retail sales from approximately $82 million in 1990 to $1.5 billion in 2002. The Company's NSMS racing centers are the largest chain of officially licensed, NASCAR-branded interactive entertainment stores in the world, and offer its customers the most popular NASCAR merchandise available. With these factors in place, the Company believes it is well-positioned to capitalize on this billion-dollar market.

Tony Stewart, 2002 NASCAR Winston Cup Champion, was recently named spokesman and technical advisor for NASCAR Silicon Motor Speedway. He will be featured in promotions, advertising and point-of-sale material and will also make appearances at NSMS racing center locations throughout the country.

The Company has entered into an agreement, through its wholly owned subsidiary, Perfect Line, Inc., with Burroughs and Chapin Company of Myrtle Beach, South Carolina for the installation of 10 proprietary simulators at the NASCAR SpeedPark Smoky Mountains and the Myrtle Beach Pavilion Amusement Park's Ocean Front Arcade. Together, both companies are studying further opportunities to install these unique NASCAR simulators in other Burroughs and Chapin properties.

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

Technological improvements are currently under development. These include upgrading and enhancing the game graphics, upgrading the underlying operating system in order to accommodate future developments, and significant revenue enhancing game features that target the Company's core customers.

The Company is pursuing additional revenue sharing agreements such as those entered into with Burroughs and Chapin as described above and plans to expand this activity, based on its future financing. Revenue share locations will provide IMTS the opportunity to install simulators in existing or planned entertainment venues and share proportionately in the sales generated with owner-operators. The Company will provide the simulators at cost (expected to be financed through a third party leasing firm) and the host organization (owner-operator) will provide the space, required site build-out, and day-to-day operations staffing. The Company's first installation opened in mid-April 2003 in Sevierville, Tennessee.

The Company plans, based on future financing, to establish a division to sell its motion-based simulators to the commercial entertainment/amusement market. Exploiting this opportunity may create another attractive revenue stream for the Company.

Within its existing racing centers, the Company plans to improve each racing center's profitability includes increasing the average price per transaction, increasing the amount of traffic in the stores, increasing the amount of group sales, and improving the retention level of existing customers by enhancing the gaming experience. Through this strategy IMTS believes it will be less reliant on the acquisition of new customers.

Overview of Financial Position and Results of Operations

The Company has not generated a profit nor has it generated sufficient cash flow since inception to fund operations. Since inception on May 31, 2001 and through March 31, 2003, the Company has accumulated aggregate losses totaling $(3,665,510).

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002 from the sale of Preferred Stock, and the $700,000 received in March 2003 from the sale of Secured Bridge Notes. The Company is in the process of soliciting additional debt and/or equity financing to fund current operating deficits and the Company's growth plan. See further discussion under "Liquidity and Capital Resources" below.

During the three months ended March 31, 2003, the Company had total revenues of $2,120,314 compared to $2,508,872 for the three months ended March 31, 2002. The decrease in revenue of 15.5% is principally attributed to deterioration in the economy and the related impact on discretionary consumer spending. During the first quarter of 2003, the Company has experienced a decline in the average sales per week per store on a comparable basis from $17,862 for the first quarter of 2002 to an average of $14,501 for the first quarter of 2003, a decrease of 18.8%.

Review of Consolidated Financial Position

Cash and Cash Equivalents: The Company had $519,519 in cash and cash equivalents as of March 31, 2003 compared with $582,905 at December 31, 2002, a decrease of $63,386. This decrease in cash was caused principally by the net loss of $756,436 for the quarter offset by the receipt of $687,500 in net proceeds from the sale of the Secured Bridge Notes in March 2003. See further discussion of the cash position of the Company in "Liquidity and Capital Resources" below.

Trade Accounts Receivable: These are primarily credit card receivables and the lower balance of $49,522 at March 31, 2003 versus $86,734 at December 31, 2002 is due to the lower volume of business transacted in March 2003 versus the holiday shopping season in December 2002 when sales are at their seasonal peak.

Merchandise Inventory: At March 31, 2003, merchandise inventory decreased by $3,889 from December 31, 2002 levels due primarily to the establishment of a $10,000 reserve for obsolete inventory in the first quarter of 2003.

Notes Payable: The Company issued secured bridge notes and warrants totaling $700,000 in March 2003 as further discussed in Note 2 to the Condensed Consolidated Financial Statements. A portion of the total amount received of $146,863 was attributed to warrants and the remainder of $553,137 was attributed to the bridge notes. The notes bear interest at a rate of 12% per annum. All amounts due under the notes are due and payable December 31, 2003.

Other Liabilities: Accounts payable, accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends.

Review of Consolidated Results of Operations

Sales for the three months ended March 31, 2003 were $388,558 lower than the comparable period in 2002 due primarily to continued softening of the economy and the associated impact on consumer spending. During the first quarter of 2003, the Company has experienced a decline in the average sales per week per store on a comparable basis from $17,862 for the first quarter of 2002 to an average of $14,501 for the first quarter of 2003, a decrease of 18.8%. Management believes this decrease is primarily attributable to a lack of funding and to the difficult consumer and retail environment in 2003 and consumer concern over the war in Iraq.

Operating expenses for the three months ended March 31, 2003 were approximately 135% of net sales and approximately 100% for the comparable period in 2002. The primary reasons for the increase in 2003 are the large decrease in sales which results in a higher percentage, as most costs are fixed, and an increase in corporate overhead expenses which were established following the funding of the business in August 2002.

Liquidity and Capital Resources

The primary source of funds available to the Company are receipts from customers for simulator and merchandise sales, proceeds from equity offerings including the $2,610,050 received in August 2002, proceeds from debt offerings including the $700,000 in Secured Bridge Notes and warrants issued in March 2003, loans from shareholders, and possible future financings.

As of the filing of this Form 10-QSB, the net proceeds of $687,500 from the Secured Bridge Notes and warrants financing received in March 2003 has been depleted and the Company believes the projected level of cash receipts from simulator and merchandise sales will not be sufficient to fund the daily operations of the business through 2003. A difficult consumer and retail environment and consumer concern over the war in Iraq have created further declines in sales volume in April and May 2003. Management is seeking additional sources of short-term funds to continue operations until additional long-term equity and/or debt financing can be established.

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

Since inception, the Company's short-term and long-term plans have included raising a level of investment adequate to accomplish the objectives of the business. The required level of financing has not yet been achieved. Absent additional funding, the Company believes it may not have sufficient resources to satisfy cash requirements for the next twelve months. The Company's ability to raise the necessary financing will depend on many factors, including the economic and market conditions prevailing at the time financing is sought. Management believes that the investment climate since the Company commenced operations has generally been unfavorable, particularly to newer enterprises, which has hindered the Company in obtaining its financing goals. Nonetheless, management believes it can achieve the required level of financing; however, there can be no assurance that additional financing will be available or, if available, that it will be on terms acceptable to the Company.

During the quarter ended March 31, 2003, the operating activities of the Company used net cash of $654,179 compared to net cash used of $162,397 for the comparable period in 2002. The majority of the increase in cash used in operations was due to an increase in net operating loss before taxes of approximately $736,140.

During the three months ended March 31, 2003, the Company used $109,207 of net cash in investing activities compared with $38,512 of net cash used in investing activities during the comparable period in 2002. In 2003, the net cash used relates primarily to the capitalization of internally developed software for the new Indianapolis Motor Speedway racetrack and other enhancements to the Company's proprietary racing simulation software.

The Company intends to use the debt and equity markets to raise sufficient capital to fund its operating deficits while it refines its business model and technology and then market the new offering to customers. All of the $700,000 cash provided through financing activities during the three months ended March 31, 2003 represents the receipt of proceeds from the issuance of the Secured Bridge Notes and warrants in March 2003.

As of March 31, 2003, the Company had cash and cash equivalents totaling $519,519 compared to $582,905 at December 31, 2002. Current assets totaled $754,458 at March 31, 2003 compared to $860,804 on December 31, 2002. Current liabilities totaled $1,796,411 on March 31, 2003 compared with $1,286,533 on December 31, 2002. As such, these amounts represent an overall decrease in working capital of $616,224 from December 31, 2002.

ITEM 3. Qualitative and Quantitative Disclosures of Market Risk

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




                                     PART II

Item 1.  Legal Proceedings

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. As of March 31, 2003 and as of the filing of this Annual Report on Form 10-KSB, the Company is not aware of any material legal actions directed against the Company.

Item 2.  Changes in Securities

In February 2003, 30,000 shares of common stock were issued under a Form S-8 filed on February 13, 2003 for consulting services.

Item 3.  Defaults Upon Senior Securities

None, not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None, not applicable.

Item 5.  Other Information

None, not applicable.

Item 6.   Exhibits and Reports on Form 8-K

A.       Exhibits.

         99.1     Certification of William R. Donaldson pursuant to 18 U.S.C.
                  Section 1350.
         99.2     Certification of Mark A. Paul pursuant to 18 U.S.C.
                  Section 1350.

B.       Reports on Form 8-K.

         None, not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

Date: May 20, 2003             By:       /s/ William R. Donaldson
                               -----------------------------------------------
                               William R. Donaldson
                               Chairman of the Board and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: May 20, 2003             By:       /s/ William R. Donaldson
                               -----------------------------------------------
                               William R. Donaldson
                               Chairman of the Board and Chief Executive Officer
                               (Principal Executive Officer)

Date: May 20, 2003             By:      /s/ Mark A. Paul
                               -----------------------------------------------
                               Mark A. Paul
                               Vice President, Chief Financial Officer and
                               Treasurer (Principal Financial Officer)

CERTIFICATION OF WILLIAM R. DONALDSON

I, William R. Donaldson, certify that:

I have reviewed this quarterly report on Form 10-QSB of Interactive Motorsports and Entertainment Corp.;

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


Date: May 20, 2003            By:       /s/ William R. Donaldson
                              -----------------------------------------------
                              William R. Donaldson
                              Chairman and Chief Executive Officer


A signed original of this written statement has been provided to Interactive Motorsports and Entertainment Corp. and will be retained by Interactive Motorsports and Entertainment Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

CERTIFICATION OF MARK A. PAUL

I, Mark A. Paul, certify that:

I have reviewed this quarterly report on Form 10-QSB of Interactive Motorsports and Entertainment Corp.;

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


Date: May 20, 2003        By:       /s/ Mark A. Paul
                          -----------------------------------------------
                          Mark A. Paul
                          Vice President, Chief Financial Officer and Treasurer


A signed original of this written statement has been provided to Interactive Motorsports and Entertainment Corp. and will be retained by Interactive Motorsports and Entertainment Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT INDEX

Exhibits:

99.1    Certification of William R. Donaldson pursuant to 18 U.S.C. Section 1350
99.2    Certification of Mark A. Paul pursuant to 18 U.S.C. Section 1350