Form 10QSB
period 2003-06-30
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2003-08-19
CIK 1115551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Class outstanding as of August 15, 2003: Common Stock, par value $0.0001, 74,124,184 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB



                                                                          Page
Section                                                                  Number
--------------------------------------------------------------------------------

BASIS OF PRESENTATION........................................................4

                                     PART I

Item 1.  Condensed Financial Statements and Notes to Condensed Financial
          Statements
           Condensed Consolidated Balance Sheets at June 30, 2003 and
             December 31, 2002...............................................5
           Condensed Consolidated Statements of Operations for the
             Three Months Ended June 30, 2003 and 2002.......................6
           Condensed Consolidated Statements of Operations for the
             Six Months Ended June 30, 2003 and 2002.........................7
           Condensed Consolidated Statements of Changes in Shareholders'
             Equity for the Six Months Ended June 30, 2003 and 2002..........8
           Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2003 and 2002.........................9
           Notes to Condensed Consolidated Financial Statements..............10
Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................11
Item 3.  Qualitative and Quantitative Disclosures of Market Risk.............16
Item 4.  Internal Controls and Procedures....................................17


                                     PART II

Item 1.  Legal Proceedings...................................................17
Item 2   Changes in Securities. .............................................17
Item 3   Defaults Upon Senior Securities.....................................17
Item 4.  Submission of Matters to a Vote of Security Holders.................17
Item 5.  Other Information...................................................17
Item 6.  Exhibits and Reports on Form 8-K....................................17


SIGNATURES...................................................................18

CERTIFICATIONS...............................................................19

                       NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-QSB and other statements issued or made from time to time by the Company or its representatives contain statements, which may constitute
"forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A Sections 77z-2 and 78u-5. Those statements include statements regarding the intent, belief, or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. All statements, trend analyses, and other information contained in this report relative to markets for the
Company's products and/or trends in the Company's operations or financial results, as well as other statements which include words such as "anticipate," "could," "feel(s)," "believes," "plan," "estimate," "expect," "should," "intend," "will," and other similar expressions, constitute forward-looking statements and are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions that may impact the disposable income and spending habits of consumers; (ii) the availability of alternative entertainment for consumers; (iii) the ability of the company to obtain additional capital and/or debt financing; (iv) the receipt of a going concern opinion from the Company's independent public accountants for the year ended December 31, 2002; (v) the ability of the Company to obtain capital and/or debt financing to satisfy its obligations as of year end 2003 or the ability of the Company to renegotiate the maturity of those obligations to extend the maturity date beyond year end; (vi) the ability of the Company to generate revenues from the sale of simulators within the Company's existing inventory; and (vii) the ability of the Company to control costs and execute its business plan.

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

As Perfect Line had revenues, operations, and business activity, for financial reporting purposes, Perfect Line is considered the acquirer, and therefore the predecessor, and the Company is considered the acquiree for accounting and reporting purposes. Due to the fact that the merger is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. The operations of Interactive Motorsports and Entertainment Corp. have been included in consolidation from August 2, 2002 until June 30, 2003.

All information in this Form 10-QSB is presented from the perspective of Interactive Motorsports and Entertainment Corp. and its subsidiaries Perfect Line and Race Car Simulators, Inc. and not from the perspective of PIH.

                                     PART I

Item 1. Condensed Financial Statements


                         INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                             f.k.a. Pacific International Holding, Inc. and Subsidiary

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                               As of June 30, 2003 (Unaudited) and December 31, 2002

                                                                                 June 30,       December 31,
                                                                                   2003             2002
                                                                                   ----             ----
ASSETS
Cash and cash equivalents                                                        $   228,859    $   582,905
Trade accounts receivable                                                             40,229         86,734
Merchandise inventory                                                                 88,175        161,459
Prepaid insurance and other expenses                                                  30,542         29,706
                                                                                 -----------    -----------
         Total current assets                                                        387,805        860,804
                                                                                 -----------    -----------

Property and equipment, net of accumulated depreciation                              988,047      1,061,464
                                                                                 -----------    -----------

Deposits                                                                             103,516        101,574
Other intangible assets, net of accumulated amortization                              11,667         13,667
                                                                                 -----------    -----------
         Total other assets                                                          115,183        115,241
                                                                                 -----------    -----------

Total assets                                                                     $ 1,491,035    $ 2,037,509
                                                                                 ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
     Accounts payable                                                            $ 1,115,965    $   349,210
     Accrued payroll and payroll taxes                                               107,857        162,894
     Sales tax payable                                                                50,940         65,423
     Gift certificates and customer deposits, net                                    117,617        141,617
     Accrued expenses                                                                336,476        524,197
     Accrued property taxes                                                           46,134         43,192
     Accrued interest                                                                 28,000              -
     Notes payable - current                                                         553,137              -
                                                                                 -----------    -----------
Total liabilities                                                                  2,356,126      1,286,533
                                                                                 -----------    -----------

Shareholders' equity (deficit):
     Common stock; $0.0001 par value, 200,000,000 shares authorized,
    61,360,000 (2003) and 61,300,000 (2002) shares issued and
    outstanding                                                                        6,136          6,130
     Convertible  preferred stock,  $0.0001 par value,  5,000,000 shares
    authorized, 4,745,456 shares issued and outstanding (See Note 5)                     475            475
     Additional paid-in capital                                                    3,816,982      3,653,445
     Retained deficit                                                             (4,688,684)    (2,909,074)
                                                                                  -----------    -----------
Total shareholders' equity (deficit)                                                (865,091)       750,976
                                                                                  -----------    -----------

Total liabilities and shareholders' equity                                       $ 1,491,035    $ 2,037,509
                                                                                 ===========    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES f.k.a. Pacific International Holding, Inc. and Subsidiary

                      CONDENSED CONSOLIDATED STATEMENTS OF
                 OPERATIONS For the three months ended June 30,
                      2003 (Unaudited) and 2002 (Unaudited)

                                                2003            2002
                                                ----            ----

Net sales                                   $  1,860,750    $  2,199,589

Total operating expenses                       2,841,925       2,836,415
                                            ------------    ------------

Operating loss                                  (981,175)       (636,826)


Interest expense                                  42,000          37,800
                                            ------------    ------------

Loss before income tax                        (1,023,175)       (674,626)


Provision for income tax                               -               -
                                            ------------    ------------

Net loss                                    $ (1,023,175)   $   (674,626)
                                            =============   =============

Net loss per Common Share:
         Basic                                    $(0.02)
                                                  =======
         Diluted                                  $(0.02)
                                                  =======
Weighted average shares outstanding:
         Basic                                61,355,055
                                              ==========
         Diluted                              61,355,055
                                              ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES f.k.a. Pacific International Holding, Inc. and Subsidiary

                      CONDENSED CONSOLIDATED STATEMENTS OF
                  OPERATIONS For the six months ended June 30,
                      2003 (Unaudited) and 2002 (Unaudited)

                                                      2003            2002
                                                      ----            ----

Net sales                                           $3,981,064       $4,708,462

Total operating expenses                             5,701,242        5,340,790
                                                     ---------        ---------

Operating loss                                      (1,720,178)        (632,328)


Interest expense                                        59,432           62,594
                                                   -----------           ------

Loss before income tax                              (1,779,610)        (694,922)


Provision for income tax                                     -                -
                                                   -----------       ----------

Net loss                                           $(1,779,610)      $ (694,922)
                                                   ============      ===========

Net loss per Common Share:
         Basic                                          $(0.03)
                                                        =======
         Diluted                                        $(0.03)
                                                        =======
Weighted average shares outstanding:
         Basic                                      61,334,144
                                                    ==========
         Diluted                                    61,334,144
                                                    ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.



        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES f.k.a. Pacific International Holding, Inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                  SHAREHOLDERS' EQUITY For the six months ended
                 June 30, 2003 (Unaudited) and 2002 (Unaudited)




                                                                Member's        Member's         Total
                                                                Units and       Retained        Member's
                                                                 Dollars         Deficit         Deficit
                                                                 -------         -------         -------

Balance at December 31, 2001                                     $650,000      $(719,854)     $(69,854)

Net loss                                                                -       (694,922)     (694,922)

Member contributions                                               39,393              -        39,393


Conversion of member loans to equity                              400,000              -       400,000
                                                              -----------    -----------    -----------

Balance at June 30, 2002                                      $ 1,089,393    $(1,414,776)   $  (325,383)
                                                              ===========    ============   ============



                            Common Stock            Preferred Stock
                            ------------            ---------------      Additional                        Total
                                                                          Paid-In        Retained       Shareholders'
                          Shares      Dollars      Shares    Dollars      Capital         Deficit          Equity
                          ------      -------      ------    -------      -------         -------          ------


Balance at
December 31, 2002       61,300,000     $6,130    4,745,456     $475      $3,653,445     $(2,909,074)      $750,976

Net loss                         -          -            -        -               -      (1,779,610)    (1,779,610)

Issuance of
common stock for
consulting
services                    60,000          6            -        -          16,674               -         16,680


Issuance of
secured notes
with warrants                    -          -            -        -         146,863               -        146,863
                        ----------     ------    ---------     ----       ---------      -----------     ----------


Balance at June
30, 2003                61,360,000     $6,136    4,745,456     $475       3,816,982      (4,688,684)     $(865,091)
                        ==========     ======    =========     ====       =========      ===========     ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.


                 INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                     f.k.a. Pacific International Holding, Inc. and Subsidiary

                               CONDENSED CONSOLIDATED STATEMENTS OF
                          CASH FLOWS For the six months ended June 30,
                              2003 (Unaudited) and 2002 (Unaudited)


                                                                          2003              2002
                                                                          ----              ----
  Cash flows from operating activities
     Net loss                                                         $(1,779,610)   $  (694,922)
      Adjustments to reconcile net loss to net cash provided by
       (used in) operations:
        Depreciation, amortization, and other                             184,624        169,899
        Common stock issued for consulting services                        16,680              -
        Provision for inventory obsolescence                               10,000              -
      Net changes in operating assets and liabilities:
       Trade accounts receivable                                           46,505        (30,710)
       Merchandise inventory                                               63,284       (111,381)
       Related party receivables                                                -         38,213
       Prepaid expenses and other current assets                             (836)        16,372
       Accounts payable                                                   766,755         18,029
       Accrued payroll and payroll taxes                                  (55,037)       (16,207)
       Sales tax payable                                                  (14,483)       (45,734)
       Gift certificates and customer deposits                            (24,000)       (39,375)
       Accrued expenses                                                  (187,721)        48,096
       Accrued property taxes                                               2,942         27,000
       Accrued interest                                                    28,000         42,900
       Other assets and liabilities                                             -         49,712
                                                                      -----------    -----------
         Net cash used in operations                                    (942,897)      (528,108)
                                                                      -----------    -----------

  Cash flows from investing activities:
     Decrease in deposits                                                 (1,942)       (27,013)
     Purchase of property and equipment                                 (109,207)       (42,974)
                                                                      -----------    -----------
         Net cash used in investing activities                          (111,149)       (69,987)
                                                                      -----------    -----------

  Cash flow from financing activities:
     Proceeds from issuance of secured notes with warrants               700,000              -
     Contributions by members                                                  -         39,393
     Net borrowings on bank loan                                               -         92,229
                                                                      -----------    -----------
         Net cash provided by financing activities:                      700,000        131,622
                                                                      -----------    -----------

  Decrease in cash and cash equivalents                                 (354,046)      (466,473)
  Cash and cash equivalents, beginning of period                         582,905        778,629
                                                                     -----------    -----------
  Cash and cash equivalents, end of period                           $   228,859    $   312,156
                                                                     ===========    ===========


  Supplemental disclosure of non-cash transactions:

  Conversion of member loans to equity                               $         -    $   400,000


The accompanying notes are an integral part of the condensed consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES f.k.a. Pacific International Holding, Inc. and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. UNAUDITED INTERIM FINANCIAL INFORMATION: The accompanying unaudited condensed consolidated balance sheets of Interactive Motorsports and Entertainment Corp. (the "Company") at June 30, 2003 and December 31, 2002, and the unaudited consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 and the consolidated statements of cash flows and changes in stockholder's equity for the six months ended June 30, 2003 and 2002, have been prepared by the Company's management and do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Although management believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual financial statements included in the Company's annual report on Form 10-KSB. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003 or any future period.

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

Under the terms of the Bridge Notes, Ropart Asset Management Fund, LLC ("Ropart"), Tampa Bay Financial, Inc. (related-party), William R. Donaldson (related-party) and Erik R. Risman (related-party), are due to receive the principal sums of $500,000, $100,000, $50,000 and $50,000, respectively on
December 31, 2003. Interest will be paid in cash on the unpaid principal balance existing prior to maturity at an annual rate of twelve percent (12%). Interest on the unpaid principal under the Bridge Notes is due and payable in arrears on the first day of each month, commencing April 1, 2003. In addition, the Bridge Note holders are entitled to stock payments in the amount of one percent (1%) per month payable upon maturity of the Bridge Notes.

Ropart and Mr. Risman also received warrants entitling them to purchase from the Company, at an exercise price of $0.17 per share, 2,941,176 and 294,118 shares, respectively, of the Company at any time before the earlier of June 30, 2004 or six months following payment of the Bridge Note in full. Management has determined the value of the Ropart and Risman warrants to total $146,863. Accordingly, the balance in notes payable on the accompanying condensed balance sheet at June 30, 2003 is $553,137.

NOTE 3 - LICENSING AND CONSULTING AGREEMENTS

The Company has an exclusive licensing agreement with the National Association for Stock Car Auto Racing, Inc. ("NASCAR") for location-based entertainment, which allows the Company to use the NASCAR name and logo. The Company's confidential licensing agreement with NASCAR required annual royalty payments in 2002 and requires quarterly royalty payments in 2003 through 2009 based on simulator, merchandise, food, beverage, sponsor, and remote site revenues at varying percentages. The licensing agreement has been extended through December 31, 2009 as of July 24, 2003 and the exclusivity has broadened to include "operator assisted" sites such as amusement parks, family entertainment centers, casinos, auto malls, and other similar venues.

The Company also has licensing agreements with several NASCAR race teams, drivers, and racetracks that expire on various dates through 2007.

NOTE 4 - MANAGEMENT'S PLANS

For the year ended December 31, 2002, the first full year of operations since the Company's acquisition of the racing centers, the Company's 12 racing centers generated revenue of approximately $9.6 million. Operating without the necessary capital to properly market and merchandise these stores, sales performance fell short of expectations, resulting in a net loss of approximately $2.2 million for the year ended December 31, 2002. Losses have continued in the first and second quarters of 2003 with a net operating loss of $1,779,610 on sales of approximately $4.0 million for the first half of 2003. If the Company is able to obtain proper funding, which cannot be assured, the Company plans to increase the revenue from the existing centers by increasing the average transaction value, the percentage of sales generated from group events, and improving the retention level of existing customers by enhancing the gaming experience. The Company anticipates accomplishing this through marketing initiatives and systems and technology improvements. In addition, the Company plans to continue to deploy its simulator assets in revenue sharing arrangements with third parties and to sell its excess inventory of simulators.

As previously reported, the equity financing of $2,610,050 received in August 2002 has been depleted. The Company received net proceeds of $687,500 from the issuance of $700,000 of Secured Bridge Notes and warrants in March 2003 which has also been depleted. The Company believes the projected level of cash receipts from simulator and merchandise sales will not be sufficient to fund the daily operations of the business through 2003. Management is seeking additional sources of short-term funds to continue operations until additional long-term equity and/or debt financing can be established. Management believes that some combination of simulator sales (from existing inventory of owned and unencumbered simulators), equity financing and/or collateralized debt financing will generate enough capital to sustain the business, although there can be no assurances.

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

NOTE 5 - SUBSEQUENT EVENT

On August 2, 2003, the Company's Preferred Stock issued and outstanding at that date converted to Common Stock based on the average of the average of the bid and ask prices for the ten trading days prior to August 2, 2003 which average price was $0.147 per common share. Prior to the conversion, the Company reached an agreement with two of the major holders of the Preferred Stock who collectively held 96% of the outstanding Preferred Shares. Mr. James M. Matheny who held 2,272,728 shares of Preferred Stock agreed to a conversion rate based on $0.20 per Common Share which resulted in his Preferred Stock converting into 11,363,640 shares of Common Stock. Ms. Vikki Cook agreed to defer conversion of her Preferred Stock until January 1, 2004 at which time the conversion price will be $1.00 per share unless the Company is unsuccessful in obtaining at least $1,500,000 in debt financing by January 1, 2004 in which case the conversion rate will be $0.20 per share consistent with Mr. Matheny. The remainder of the holders of preferred stock holding a total of 200,000 shares of Preferred Stock converted at $0.147 per share into 1,360,543 shares of common stock. Therefore, the conversion of the Preferred Stock on August 2, 2003 has resulted in a total of 12,724,184 additional shares of Common Stock outstanding as of the filing of this Form 10-QSB. Including 40,000 shares issued to Mr. Tony Stewart in July and August 2003 for consulting services, the total common shares outstanding as of the filing of this quarterly report on Form 10-QSB is 74,124,184.

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

Interactive Motorsports and Entertainment Corp. ("IMTS" or the "Company"), an Indiana corporation, through its wholly owned subsidiary, Perfect Line, Inc., owns and operates NASCAR Silicon Motor Speedway ("NSMS") racing centers, the largest chain of NASCAR branded entertainment and retail stores. NSMS customers experience driving in a NASCAR race car that simulates the motion, sights and sounds of an actual NASCAR event. Located in high profile, high traffic locations, IMTS's 14 racing centers include up to 14 racecar simulators per location and offer what the Company believes is the best selling NASCAR driver merchandise available to the market.

For the year ended December 31, 2002, the first full year of operations since the Company's acquisitions of the racing centers, the Company's 12 racing centers generated revenue of approximately $9.6 million. Operating without the necessary capital to properly market and merchandise these stores, sales performance fell short of expectation, resulting in a net loss of approximately $2.2 million for the year ended December 31, 2002. Losses have continued in the first half of 2003 with a net operating loss of $1,779,610 on sales of approximately $4.0 million. If the Company is able to obtain proper funding, which cannot be assured, the Company plans to increase the revenue from the existing centers by increasing the average transaction dollars, the percentage of sales generated from group events, and improving the retention level of existing customers by enhancing the gaming experience. The Company will do this through marketing initiatives and systems and technology improvements.

IMTS's 14 racing centers are located in high traffic, high profile locations.

           Location                      Market              Sq. Ft.          Simulators
      -------------------         ------------------      -----------         ----------
1)     Mall of America            Minneapolis, MN           5,899             12 racecars
2)     Concord Mills              Charlotte, NC             7,875             14 racecars
3)     Mall of Georgia            Atlanta, GA               5,895             12 racecars
4)     Katy Mills                 Houston, TX               6,048             12 racecars
5)     RiverTown Crossing         Grand Rapids, MI          6,101             10 racecars
6)     Crossgates Mall            Albany, NY                4,167              8 racecars
7)     Riverchase Galleria        Birmingham, AL            6,188             10 racecars
8)     Universal CityWalk         Los Angeles, CA           5,067             12 racecars
9)     Opry Mills                 Nashville, TN             5,992             12 racecars
10)    Woodfield                  Chicago, IL               6,044             12 racecars
11)    Palisades Center           Nyack, NY                 5,700             12 racecars
12)    Arbor Place (1)            Douglasville, GA          5,055             10 racecars
13)    NASCAR SpeedPark (2)       Sevierville, TN                              6 racecars
14)    Pavilion Arcade (2)(3)     Myrtle Beach, SC                             5 racecars

       (1)  Please note that the Arbor Place location was closed in July 2003.
       (2)  Denotes a revenue share racing center.
       (3)  This revenue share location was opened July 3, 2003.

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

NASCAR racing is currently the #1 spectator sport in America. The Company has an exclusive license agreement with NASCAR for location-based and operator-assisted entertainment, which includes the right to use the NASCAR name within the Silicon Motor Speedway logo, on racing center signage, within collateral sales materials, on the NSMS web site, and within the NSMS racing simulator software. The Company has also secured licenses with many popular racetracks in the United States, and the cars driven by many of the race fans' favorite Winston Cup teams and drivers, ranging from established stars such as Dale Earnhardt, Jr., Tony Stewart, and Dale Jarrett, to rising stars like Matt Kenseth and Kurt Busch. These licensing agreements and the use of NASCAR related identities and marks provide immediate name recognition, credibility, and authenticity to NSMS.

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

NSMS Racing Centers are operated as combined racing entertainment and retail merchandise stores. In addition to providing customers with the opportunity to drive Winston Cup racecars, NSMS Racing Centers also feature a selection of officially-licensed NASCAR merchandise. Independent research indicates that NASCAR fans buy more merchandise than fans from almost any other sport and they are also the most brand-loyal. These characteristics helped boost worldwide NASCAR-branded retail sales from approximately $82 million in 1990 to $1.5 billion in 2002. The Company's NSMS racing centers are the largest chain of officially licensed, NASCAR-branded interactive entertainment stores in the world, and offer its customers the most popular NASCAR merchandise available.

Tony Stewart, 2002 NASCAR Winston Cup Champion, has agreed to and continues to be the spokesman and technical advisor for NASCAR Silicon Motor Speedway. He will be featured in promotions, advertising and point-of-sale material and will also make appearances at NSMS racing center locations throughout the country.

The Company has entered into an agreement, through its wholly owned subsidiary, Perfect Line, Inc., with Burroughs and Chapin Company of Myrtle Beach, South Carolina for the installation of 10 proprietary simulators at the NASCAR SpeedPark Smoky Mountains and the Myrtle Beach Pavilion Amusement Park's Ocean Front Arcade. Together, both companies are studying further opportunities to install these unique NASCAR simulators in other Burroughs and Chapin properties. As of the date of this filing, both the Myrtle Beach and Smoky Mountains locations are open for racing and the Company and Burroughs and Chapin have announced plans for six simulators to be placed within the NASCAR SpeedPark at the St. Louis Mills Mall to open in November 2003.

The Company has made technological improvements to the simulation, resulting in an enhanced racing experience. In addition, two popular racetracks, Bristol and Indianapolis, were introduced to the simulation experience late in 2002 and early in 2003. Other software improvements were implemented, including on-line programs such as MySpeedway. MySpeedway is a feature on IMTS's website (www.smsonline.com) that allows customers to find their recent lap times, and analyze their results to improve their performance by comparing their times to those of other racers throughout the country. Car parameters were introduced in August 2003 allowing racers to set up their cars to their personal preferences. Adjustable parameters include traction control, anti-lock brakes, spoiler angle, steering ratio, front anti-roll bar, engine, transmission gearing, and rear end ratio.

Technological improvements are currently under development. These include upgrading and enhancing the game graphics, upgrading the underlying operating system in order to accommodate future developments, and what the Company believes will be significant revenue enhancing game features that target the Company's core customers.

The Company is pursuing additional revenue sharing agreements such as those entered into with Burroughs and Chapin as described above and plans to expand this activity, assuming the appropriate level of financing is obtained as discussed above. Revenue share locations will provide IMTS the opportunity to install simulators in existing or planned entertainment venues and share proportionately in the sales generated with owner-operators. The Company will provide the simulators at cost (expected to be financed through a third party leasing firm) and the host organization (owner-operator) will provide the space, required site build-out, and day-to-day operations staffing. The Company's first installation with Burroughs and Chapin opened in mid-April 2003 in Sevierville, Tennessee and the second in Myrtle Beach, South Carolina in early July 2003.

The Company has established a subsidiary, Race Car Simulators, Inc., which, upon the receipt of future funding will develop, manufacture, and sell its motion-based simulators to the commercial entertainment/amusement market. Exploiting this opportunity may create another attractive revenue stream for the Company. Race Car Simulators, Inc. has hired an experienced sales manager, Mr. Rich Wheeler, and has a representation agreement with veteran international amusement park executive Mr. Alain Baldacci for several international markets including Brazil, Japan, Australia, Argentina, Chile, and Korea.

Within its existing racing centers, the Company plans to improve each racing center's profitability include increasing the average price per transaction by encouraging customers to select multiple race packages, increasing the amount of traffic in the stores through advertising, increasing the amount of group sales, and improving the retention level of existing customers by enhancing the gaming experience through technology initiatives and the addition of game parameters. Through this strategy IMTS believes it will be less reliant on the acquisition of new customers.

Overview of Financial Position and Results of Operations

The Company has not generated a profit nor has it generated sufficient cash flow since inception to fund operations. Since inception on May 31, 2001 and through June 30, 2003, the Company has accumulated aggregate losses totaling $(4,688,684).

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002 from the sale of Preferred Stock, and $700,000 received in March 2003 from the sale of Secured Bridge Notes. The Company is in the process of soliciting additional debt and/or equity financing to fund current operating deficits and the Company's growth plan. See further discussion under "Liquidity and Capital Resources" below.

During the three months ended June 30, 2003, the Company had total revenues of $1,860,750 compared to $2,199,589 for the three months ended June 30, 2002. The decrease in revenue of 15.4% is attributed to deterioration in the economy and the related impact on discretionary consumer spending and the lack of capital available to the Company for marketing and the purchase of merchandise. During the second quarter of 2003, the Company has experienced a decline in the average sales per week per store on a comparable basis from $15,354 for the second quarter of 2002 to an average of $12,504 for the second quarter of 2003, a decrease of 18.6%.

Review of Consolidated Financial Position

Cash and Cash Equivalents: The Company had $228,859 in cash and cash equivalents as of June 30, 2003 compared with $582,905 at December 31, 2002, a decrease of $354,046. This decrease in cash was caused principally by the net loss of $1,023,175 for the first half of 2003 offset by the increase in accounts payable of $766,755 from December 31, 2002 to June 30, 2003. See further discussion of the cash position of the Company in "Liquidity and Capital Resources" below.

Trade Accounts Receivable: These are primarily credit card receivables and the lower balance of $40,229 at June 30, 2003 versus $86,734 at December 31, 2002 is due to the lower volume of business transacted in June 2003 versus the holiday shopping season in December 2002 when sales are at their seasonal peak.

Merchandise Inventory: At June 30, 2003, merchandise inventory decreased by $73,284 from December 31, 2002 levels due primarily to insufficient capital with which to purchase merchandise.

Accounts Payable and Accrued Expenses: Trade accounts payable have increased $766,755 to $1,115,965 at June 30, 2003 from a balance of $349,210 at December
31, 2002. This increase is due to the non-payment of rent and other expenses caused by the decline in sales in the first and second quarters of 2003. In addition, certain items were moved from accrued expenses to accounts payable as the exact amounts became known.

Notes Payable: The Company issued secured bridge notes and warrants totaling $700,000 in March 2003 as further discussed in Note 2 to the Condensed Consolidated Financial Statements. For accounting purposes, a portion of the total amount received of $146,863 was attributed to warrants and the remainder of $553,137 was attributed to the bridge notes, although the total amounts due under the bridge notes is $700,000 plus all associated interest. The notes bear interest at a rate of 12% per annum. All amounts due under the notes are due and payable December 31, 2003.

Other Liabilities: Accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends.

Review of Consolidated Results of Operations

Sales for the three months ended June 30, 2003 were $338,839 lower than the comparable period in 2002 due primarily to continued softening of the economy and the associated impact on consumer spending and to minimal marketing expenditures by the Company due to the lack of adequate capital resources. During the second quarter of 2003, the Company has experienced a decline in the average sales per week per store on a comparable basis from $17,862 for the second quarter of 2002 to an average of $14,501 for the second quarter of 2003, a decrease of 18.8%. Management believes this decrease is primarily attributable to a lack of funding which resulted in decreased merchandise inventory and decreased marketing initiatives and to the difficult consumer and retail environment in 2003.

Operating expenses for the three months ended June 30, 2003 were approximately 153% of net sales, compared to approximately 129% for the comparable period in 2002. The primary reasons for the increase in 2003 are the large decrease in sales which results in a higher percentage, as most costs are fixed, and an increase in corporate overhead expenses which were established following the funding of the business in August 2002.

Sales for the six months ended June 30, 2003 were $727,398 lower than the comparable period in 2002 again due primarily to continued softening of the economy and the associated impact on consumer spending and to minimal marketing expenditures by the Company and reduced merchandise inventory levels due to the lack of adequate capital resources. During the first half of 2003, the Company has experienced a decline in the average sales per week per store on a comparable basis from $16,604 for the first half of 2002 to an average of $13,503 for the first half of 2003, a decrease of 18.7%. Management believes this decrease is primarily attributable to a lack of funding which resulted in a lack of promotion and the ability to purchase merchandise coupled with the difficult consumer and retail environment in 2003.

Operating expenses for the six months ended June 30, 2003 were approximately 143% of net sales, compared to approximately 113% for the comparable period in 2002. The primary reasons for the increase in 2003 are the large decrease in sales which results in a higher percentage, as most costs are fixed, and an increase in corporate overhead expenses which were established following the funding of the business in August 2002.

The Company is currently in negotiations with its landlords to reduce rents in its poor performing locations and has reduced certain corporate overhead expenses in an effort to return to monthly profitability and improved cash flow. In order to cut overhead expenses, the President and Chief Operating Officer, Mr. Erik Risman, resigned effective July 1, 2003. In addition, the Chief Financial Officer, Chief Marketing Officer, and Chief Technology Officer have gone on reduced work schedules and the Company has eliminated its group sales division which resulted in the elimination of six positions. The salary reductions above have netted a monthly savings beginning in July 2003 of approximately $60,000.

Although no written agreements have been executed, the Company has reached definitive agreements with several of its landlords to defer past due rent amounts owed at June 30, 2003 and to begin paying rent based on a percentage of gross sales for the month of July 2003 forward. Upon the finalization of these agreements, the Company anticipates its rent expense will be reduced by approximately $85,000 per month over the next twelve months.

Assuming the Company is successful at raising the next level of investment, the Company plans to develop the next generation simulator and begin production by the end of the year. The Company is exploring selling its existing inventory of excess simulators both domestically and internationally which will benefit the company's revenue and bottom line. Mobile units and open wheel simulators (Indy or F-1 style) are also being considered in order to meet the market demand for such products.

Liquidity and Capital Resources

The primary source of funds available to the Company are receipts from customers for simulator and merchandise sales, proceeds from equity offerings including the $2,610,050 received in August 2002, proceeds from debt offerings including the $700,000 in Secured Bridge Notes and warrants issued in March 2003, loans from shareholders, sale of simulators from existing inventory, and possible future financings.

As of the filing of this Form 10-QSB, the net proceeds of $687,500 from the Secured Bridge Notes and warrants financing received in March 2003 has been depleted and the Company believes the projected level of cash receipts from simulator and merchandise sales will not be sufficient to fund the daily operations of the business through 2003. A difficult consumer and retail environment and the lack of merchandise in the stores have created further challenges at increasing the sales volume in July and August 2003. Management is seeking additional sources of short-term funds to continue operations until additional long-term equity and/or debt financing can be established.

Currently, the Company is exploring collateralized debt financing with several sources and is in various stages of discussion with each. While the Company believes that at least one of these financing efforts will occur, there are no assurances. Management believes that some combination of simulator sales (from existing inventory of owned and unencumbered simulators), equity financing and/or collateralized debt financing will generate enough capital to sustain the business, although there can be no assurances.

Since inception, the Company's short-term and long-term plans have included raising a level of investment adequate to accomplish the objectives of the business. The required level of financing has not yet been achieved. Absent additional funding, the Company believes it may not have sufficient resources to satisfy cash requirements for the next twelve months or even the remainder of 2003. The Company's ability to raise the necessary financing will depend on many factors, including the economic and market conditions prevailing at the time financing is sought. Management believes that the investment climate since the Company commenced operations has generally been unfavorable, particularly to newer enterprises, which has hindered the Company in obtaining its financing goals. Nonetheless, management believes that the recently reduced labor and occupancy expenses, combined with some combination of simulator sales (from existing inventory of owned and unencumbered simulators), equity financing and/or collateralized debt financing will allow the Company to achieve improved cash flow and monthly profitability; however, there can be no assurance that additional financing will be available or, if available, that it will be on terms acceptable to the Company.

During the six months ended June 30, 2003, the operating activities of the Company used net cash of $942,897 compared to net cash used of $528,108 for the comparable period in 2002. The majority of the increase in cash used in operations was due to an increase in net operating loss before taxes of approximately $1,084,688 offset by the large increase in accounts payable.

During the six months ended June 30, 2003, the Company used $111,149 of net cash in investing activities compared with $69,987 of net cash used in investing activities during the comparable period in 2002. In 2003, the net cash used relates primarily to the capitalization of internally developed software for the new Indianapolis Motor Speedway racetrack and other enhancements to the Company's proprietary racing simulation software.

The Company intends to use the debt and equity markets to raise sufficient capital to fund its operating deficits while it refines its business model and technology and then market the new offering to customers. All of the $700,000 cash provided through financing activities during the six months ended June 30, 2003 represents the receipt of proceeds from the issuance of the Secured Bridge Notes and warrants in March 2003.

As of June 30, 2003, the Company had cash and cash equivalents totaling $228,859 compared to $582,905 at December 31, 2002. Current assets totaled $387,805 at June 30, 2003 compared to $860,804 on December 31, 2002. Current liabilities totaled $2,356,126 on June 30, 2003 compared with $1,286,533 on December 31, 2002. As such, these amounts represent an overall decrease in working capital of $1,542,592 from December 31, 2002.

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

ITEM 4. Internal Controls and Procedures

     (a) Evaluation of disclosure controls and procedures: The term "disclosure controls and procedures" is defined in the Securities Exchange Act of 1934. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within required time periods. The Company has controls and procedures in place for the gathering and reporting of business, financial and other information in SEC filings. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the disclosure controls and procedures at the Company and its subsidiaries as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of the evaluation date that such controls and procedures were operating effectively. Further, they have concluded that there are no significant deficiencies in the design or operation of internal controls that could significantly affect our ability to record, process, summarize or report financial data.
     (b) Changes in internal controls: Subsequent to the evaluation date referred to above, there have been no significant changes in internal controls or in other factors that could significantly affect those controls.

                                     PART II

Item 1.  Legal Proceedings

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. As of June 30, 2003 and as of the filing of this Quarterly Report on Form 10-QSB, the Company is not aware of any material legal actions directed against the Company.

Item 2.  Changes in Securities

In April 2003, 30,000 shares of common stock were issued under a Form S-8 filed on February 13, 2003 for consulting services.

Item 3.  Defaults Upon Senior Securities

None, not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None, not applicable.

Item 5.  Other Information

None, not applicable.

Item 6.   Exhibits and Reports on Form 8-K

A.   Exhibits.

     31.1 Certification of the principal executive officer, William R. Donaldson, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to
          Section 302 of the  Sarbanes-Oxley  Act of 2002.
     31.2 Certification of the principal financial officer, Mark A. Paul, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification of the principal executive officer, William R. Donaldson, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of the principal financial officer, Mark A. Paul, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.   Reports on Form 8-K.

     The Registrant reported on June 6, 2003 on Form 8-K that Mr. Frederick C. Treadway had resigned from the Company's Board of Directors, effective May 27, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

     Date: August 19, 2003              By:  /s/ William R. Donaldson
                                             -----------------------------------
                                             William R. Donaldson
                                             Chairman of the Board and
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Date: August 19, 2003              By:  /s/ William R. Donaldson
                                             -----------------------------------
                                             William R. Donaldson
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

     Date: August 19, 2003              By:  /s/ Mark A. Paul
                                             -----------------------------------
                                             Mark A. Paul
                                             Vice President, Chief Financial
                                             Officer and Treasurer
                                             (Principal Financial Officer)