Form 10-Q
period 2003-09-30
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2003-11-20
CIK 1115551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                                OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003


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

As of November 15, 2003, the Company had issued and outstanding 74,124,183 shares of Common Stock, par value $0.0001.


DOCUMENTS INCORPORATED BY REFERENCE: None

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB



                                                                          Page
Section                                                                  Number

BASIS OF PRESENTATION.........................................................4

                                     PART I

Item 1.  Condensed  Financial   Statements  and  Notes  to  Condensed  Financial
         Statements
Condensed Consolidated Balance Sheets at September 30, 2003
        and December 31, 2002.................................................5
Condensed Consolidated Statements of Operations for the Three Months Ended
        September 30, 2003 and 2002...........................................6
Condensed Consolidated Statements of Operations for the Nine Months Ended
        September 30, 2003 and 2002...........................................7
Condensed Consolidated Statements of Changes in Shareholders' Equity
        for the Nine Months Ended September 30, 2003 and 2002.................8
Condensed Consolidated Statements of Cash Flows for the Nine Months
        Ended September 30, 2003 and 2002.....................................9
Notes to Condensed Consolidated Financial Statements.........................10
Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations............................................11
Item 3. Qualitative and Quantitative Disclosures of Market Risk..............16
Item 4. Internal Controls and Procedures.....................................17


                                     PART II

Item 1.    Legal Proceedings.................................................17
Item 2     Changes in Securities. ...........................................17
Item 3     Defaults Upon Senior Securities...................................17
Item 4.    Submission of Matters to a Vote of Security Holders...............17
Item 5.    Other Information.................................................17
Item 6.    Exhibits and Reports on Form 8-K..................................17


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

As Perfect Line had revenues, operations, and business activity, for financial reporting purposes, Perfect Line is considered the acquirer, and therefore the predecessor, and the Company is considered the acquiree for accounting and reporting purposes. Due to the fact that the merger is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. The operations of Interactive Motorsports and Entertainment Corp. have been included in consolidation from August 2, 2002 until September 30, 2003.

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

                                     PART I

Item 1. Condensed Financial Statements

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES f.k.a. Pacific International Holding, Inc. and Subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS

           As of September 30, 2003 (Unaudited) and December 31, 2002


                                                                                  September 30,        December 31,

                                                                                       2003                2002
                                                                                       ----                ----
     ASSETS

     Cash and cash equivalents                                                          $224,834           $582,905
     Trade accounts receivable                                                            14,374             86,734
     Merchandise inventory                                                                68,803            161,459
     Prepaid insurance and other expenses                                                 81,861             29,706
                                                                                    ------------       ------------
              Total current assets                                                       389,872            860,804
                                                                                    ------------       ------------

     Property and equipment, net of accumulated depreciation                             884,731          1,061,464
                                                                                    ------------       ------------

     Deposits                                                                             97,516            101,574
     Other intangible assets, net of accumulated amortization                             10,667             13,667
                                                                                    ------------       ------------
              Total other assets                                                         108,183            115,241
                                                                                    ------------       ------------

     Total assets                                                                     $1,382,786         $2,037,509
                                                                                    ============       ============


     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
     Liabilities:

          Accounts payable                                                            $1,187,116           $349,210
          Accrued payroll and payroll taxes                                              171,098            162,894
          Sales tax payable                                                               46,641             65,423
          Gift certificates and customer deposits, net                                   119,655            141,617
          Accrued expenses                                                               540,973            524,197
          Accrued property taxes                                                          43,626             43,192
          Accrued interest                                                                28,000                  -

          Notes payable - current                                                        593,137                  -
                                                                                      ----------                  -
     Total liabilities                                                                 2,730,246          1,286,533
                                                                                      ----------        -----------


     Shareholders' equity (deficit):

          Common stock; $0.0001 par value, 200,000,000 shares authorized,
         74,114,183 (2003) and 61,300,000 (2002) shares issued and
         outstanding                                                                       7,411              6,130
          Convertible  preferred stock,  $0.0001 par value,  5,000,000 shares authorized,  2,272,728 (2003) and 4,745,456 (2002) shares issued and
         outstanding (See Note 5)                                                            228                475
          Additional paid-in capital                                                   3,819,854          3,653,445
          Retained deficit                                                           (5,174,953)        (2,909,074)
                                                                                     -----------        -----------
     Total shareholders' equity (deficit)                                            (1,347,460)            750,976
                                                                                     -----------        -----------

     Total liabilities and shareholders' equity (deficit)                             $1,382,786         $2,037,509
                                                                                     ===========        ===========


    The accompanying notes are an integral part of the condensed consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES f.k.a. Pacific International Holding, Inc. and Subsidiary


                      CONDENSED CONSOLIDATED STATEMENTS OF
               OPERATIONS For the three months ended September 30,
                      2003 (Unaudited) and 2002 (Unaudited)


                                                                                           2003            2002
                                                                                           ----            ----


Net sales                                                                                $1,775,945       $2,276,657

Total operating expenses                                                                  2,241,214        3,034,499
                                                                                         ----------       ----------

Operating loss                                                                             (465,269)        (757,842)


Interest expense                                                                             21,000           32,604
                                                                                         ----------       ----------

Loss before income tax                                                                     (486,269)       (790,446)


Provision for income tax                                                                          -                -
                                                                                                  -                -

Net loss                                                                                  $(486,269)      $(790,446)
                                                                                          ==========      ==========


Net loss per Common Share:

         Basic                                                                              $(0.01)          $(0.01)
                                                                                            =======          =======
         Diluted                                                                            $(0.01)          $(0.01)
                                                                                            =======          =======





   The accompanying notes are an integral part of the condensed consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES f.k.a. Pacific International Holding, Inc. and Subsidiary


                      CONDENSED CONSOLIDATED STATEMENTS OF
               OPERATIONS For the nine months ended September 30,
                      2003 (Unaudited) and 2002 (Unaudited)


                                                                                           2003            2002
                                                                                           ----            ----


Net sales                                                                                $5,757,009       $6,985,118

Total operating expenses                                                                  7,942,456        8,375,289
                                                                                         ----------       ----------

Operating loss                                                                           (2,185,447)      (1,390,171)


Interest expense                                                                             80,432           95,198
                                                                                         ----------       ----------

Loss before income tax                                                                   (2,265,879)      (1,485,369)


Provision for income tax                                                                          -                -
                                                                                                  -                -

Net loss                                                                                $(2,265,879)    $ (1,485,369)
                                                                                        ============    ============

Net loss per Common Share:

         Basic                                                                              $(0.04)          $(0.02)
                                                                                            =======          =======
         Diluted                                                                            $(0.04)          $(0.02)
                                                                                            =======          =======





          The accompanying notes are an integral part of the condensed consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES f.k.a. Pacific International Holding, Inc. and Subsidiary


                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                 SHAREHOLDERS' EQUITY For the nine months ended
               September 30, 2003 (Unaudited) and 2002 (Unaudited)

                                                               Preferred  Member's    Additional   Retained     Shareholder
                     Common Stock   Common Stock   Preferred    Stock     Units and   Paid In      Earnings     Equity Member
                       Shares         Dollars        Stock      Dollars   Dollars    Capital      (Deficit)    (Deficit)
                     ------------   ------------   ---------   ---------  ---------   ----------   ---------    -------------

Balance         at
December 31, 2001                                                          $650,000                 $(719,854)     $(69,854)


Net loss                                                                          -                (1,485,369)   (1,485,369)


Conversion of
member loans
to equity                                                                   400,000                         -       400,000

Issuance of
preferred stock                                      4,745,456     475                 2,484,525                  2,485,000
with warrants                                        ---------     ---                 ---------                  ---------

Issuance of
common stock        61,300,000          6,130                                            178,075                    184,205
                    ----------          -----                                          ---------                  ---------

Conversion of
member's equity
to additional paid
in capital                                                                 (850,000)     850,000
                                                                           ---------   ---------

Distribution to
member                                                                     (200,000)                                (200,000)
                                                                           ---------                              ----------

Balance at
September 30, 2002
                    61,300,000         $6,130       4,745,456      $475        $  -    3,512,600  $(2,205,223)    $1,313,982
                    ==========         ======       =========      ====     =======    =========  ============    ==========







Balance at
December 31, 2002   61,300,000         $6,130       4,745,456      $475               $3,653,445  $(2,909,074)    $  750,976

Net loss                     -              -               -         -                        -   (2,265,879)    (2,265,879)

Issuance of
common stock
for consulting
services                90,000              9               -         -                   20,571            -         20,580

Issuance of
common stock
for convertible
preferred           12,724,183          1,272      (2,472,728)     (247)                  (1,025)

Issuance of
secured notes
with warrants                -              -               -         -                  146,863             -       146,863
                    ----------          -----       ----------     -----               ----------    ----------      -------

Balance at
September 30, 2003  74,114,183          7,411        2,272,728       228               3,819,854    (5,174,953)  $(1,347,460)
                    ==========          =====        =========       ===               ==========   ===========  ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES f.k.a. Pacific International Holding, Inc. and Subsidiary


                      CONDENSED CONSOLIDATED STATEMENTS OF
               CASH FLOWS For the nine months ended September 30,
                      2003 (Unaudited) and 2002 (Unaudited)



                                                                                          2003              2002
                                                                                          ----              ----

  Cash flows from operating activities

       Net loss                                                                        $(2,265,879)       $(1,485,369)
      Adjustments to reconcile net loss to net cash provided by (used

       in) operations:

        Depreciation, amortization, and other                                               293,392          244,512
        Common stock issued for consulting services                                          20,580                -
        Provision for inventory obsolescence                                                 10,000                -

      Net changes in operating assets and liabilities:

       Trade accounts receivable                                                             72,360            1,634
       Merchandise inventory                                                                 82,656        (196,039)

       Prepaid expenses and other current assets                                           (52,155)         (24,792)
       Accounts payable                                                                     837,906          170,893
       Accrued payroll and payroll taxes                                                      8,204           81,795
       Sales tax payable                                                                   (18,782)         (44,732)
       Gift certificates and customer deposits                                             (21,962)         (48,483)
       Accrued expenses                                                                      16,776          154,367
       Accrued property taxes                                                                   434
       Accrued interest                                                                      28,000         (37,900)
       Other assets and liabilities                                                               -           54,713
                                                                                     --------------           ------
               Net cash used in operations                                                (988,470)      (1,129,400)
                                                                                          ---------      -----------


  Cash flows from investing activities:

        Decrease in deposits                                                                  4,058         (28,579)
        Purchase of property and equipment                                                (113,659)          (8,807)
                                                                                          ---------          -------
               Net cash used in investing activities                                      (109,601)         (37,386)
                                                                                          ---------         --------


  Cash flow from financing activities:

        Proceeds from issuance of secured notes with warrants                               740,000                -
        Loans from and repayments to related parties                                              -           38,298
        Net borrowings on line of credit                                                                   (350,000)
        Proceeds from issuance of preferred stock with warrants                                            2,485,000
        Proceeds from issuance of common stock                                                               184,205
        Distribution to member                                                                             (200,000)
        Net borrowings on bank loan                                                               -        (826,198)
                                                                                     ------------ -        ---------
               Net cash provided by financing activities:                                   740,000        1,331,305
                                                                                            -------        ---------

  Decrease in cash and cash equivalents                                                   (358,071)          164,519
  Cash and cash equivalents, beginning of period                                            582,905          778,629
                                                                                            -------          -------
  Cash and cash equivalents, end of period                                                 $224,834         $943,148
                                                                                           ========         ========



  Supplemental disclosure of non-cash transactions:

  Conversion of member loans to equity                                                        $   -         $400,000


          The accompanying notes are an integral part of the condensed consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES f.k.a. Pacific International Holding, Inc. and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


a. UNAUDITED INTERIM FINANCIAL INFORMATION: The accompanying unaudited condensed consolidated balance sheets of Interactive Motorsports and Entertainment Corp. (the "Company") at September 30, 2003 and December 31, 2002, and the unaudited consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002 and the consolidated statements of cash flows and changes in stockholder's equity for the nine months ended September 30, 2003 and 2002, have been prepared by the Company's management and do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Although management believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual financial statements included in the Company's annual report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003 or any future period.

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

Additionally, the Company received a loan in the amount of $40,000 on July 9, 2003 under the terms of a promissory note from Tampa Bay Financial.

Under the terms of the Bridge Notes and the added promissory note, Ropart Asset Management Fund, LLC ("Ropart"), Tampa Bay Financial, Inc. (related-party), William R. Donaldson (related-party) and Erik R. Risman (related-party), are due to receive the principal sums of $500,000, $140,000, $50,000 and $50,000, respectively on December 31, 2003. Interest will be paid in cash on the unpaid principal balance existing prior to maturity at an annual rate of twelve percent (12%). Interest on the unpaid principal under the Bridge Notes is due and payable in arrears on the first day of each month, commencing April 1, 2003. In addition, the Bridge Note holders are entitled to stock payments in the amount of one percent (1%) per month payable upon maturity of the Bridge Notes.

Ropart and Mr. Risman also received warrants entitling them to purchase from the Company, at an exercise price of $0.17 per share, 2,941,176 and 294,118 shares, respectively, of the Company at any time before the earlier of June 30, 2004 or six months following payment of the Bridge Note in full. Management has determined the value of the Ropart and Risman warrants to total $146,863. Accordingly, the balance in notes payable on the accompanying condensed balance sheet at September 30, 2003 is $593,137.

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

NOTE 4 - MANAGEMENT'S PLANS

For the year ended December 31, 2002, the first full year of operations since the Company's acquisition of the racing centers, the Company's 12 racing centers generated revenue of approximately $9.6 million. Operating without the necessary capital to properly market and merchandise these stores, sales performance fell short of expectations, resulting in a net loss of approximately $2.2 million for the year ended December 31, 2002. Losses have continued in 2003 with a net operating loss of $2,265,879 on sales of $5,757,009 for the first three quarters of 2003. If the Company is able to obtain proper funding, which cannot be assured, the Company plans to increase the revenue from the existing centers by increasing the average transaction value, returning to higher merchandise sales levels, and improving the retention level of existing customers by enhancing the gaming experience. The Company anticipates accomplishing this through marketing initiatives, restoring the merchandise inventory levels in each location and through systems and technology improvements. In addition, the Company plans to continue to deploy its simulator assets in profitable revenue sharing arrangements and mobile unit leases, and to sell its excess inventory of simulators.

As previously reported, the equity financing of $2,610,050 received in August 2002 has been depleted. The Company received net proceeds of $687,500 from the issuance of $700,000 of Secured Bridge Notes and warrants in March 2003 which has also been depleted. The Company believes the projected level of cash receipts from simulator and merchandise sales will not be sufficient to fund the daily operations of the business through 2003. Management is seeking additional sources of short-term funds to continue operations until additional long-term equity and/or debt financing can be established. Management believes that some combination of simulator purchases (from existing inventory of owned and unencumbered simulators), equity financing and/or collateralized debt financing will generate enough capital to sustain the business, although there can be no assurances.

Since inception, the Company's short-term and long-term plans have included raising a level of investment adequate to accomplish the objectives of the business. The required level of financing has not yet been achieved. The Company's ability to raise the necessary financing will depend on many factors, including the economic and market conditions prevailing at the time financing is sought. Management believes that the investment climate since the Company commenced operations has generally been unfavorable, particularly to newer enterprises, which has hindered the Company in obtaining its financing goals. Although the Company has encountered significant difficulties, management continues to believe it can achieve the required level of financing; however, there can be no assurance that additional financing will be available or, if available, that it will be on terms acceptable to the Company.

NOTE 5 - SUBSEQUENT EVENTS

Following a dispute with Pyramid Management Group, the landlord for the Company's racing centers in Albany, NY and West Nyack, NY, the landlord filed a petition for eviction with Perfect Line for both malls in September, 2003. After further negotiation, a settlement was reached in November, 2003 that resulted in Perfect Line buying out its lease at Crossgates Mall in Albany, NY and the assets have been removed from the mall, and the parties resolved their differences with the Palisades Mall in West Nyack, NY resulting in an ongoing lease for that mall space.

Effective November 1, 2003, Perfect Line assigned its lease at RiverTown Mall in Grand Rapids, MI, to Checkered Flag Lightning, and 8 of the 10 racing simulators will remain in that location on a revenue share basis. The transaction converted a poor performing location into a revenue share location with guaranteed revenue and no labor or occupancy expenses or liabilities.

The Company received advance deposits on simulator purchases in the amount of $252,000 in October.

On October 15, 2003, Tampa Bay Financial loaned an additional $5,750 as an extension of the promissory note.

The Company opened two new revenue share locations, one at Cowboy Pizza (4 simulators) in Monterey, CA, on October 28, and another at NASCAR SpeedPark (6 simulators) at St. Louis Mills mall on November 13.

The Company signed a revenue share agreement for 8 simulators in August with RBL Development for installation in the Burdick Driver Mall scheduled for the first quarter of 2004.

The Company signed a three year lease agreement in October with National Tour for six simulators to be installed in a mobile experience that will be exhibited at all NASCAR Nextel Cup events in 2004.

The Company signed a simulator purchase agreement with Yello Properties Ltd. in August for 12 simulators to be installed in a family entertainment center planned to open in third quarter of 2004.

PREFERRED STOCK CONVERSION

On August 2, 2003, the Company's Preferred Stock issued and outstanding at that date converted to Common Stock based on the average of the average of the bid and ask prices for the ten trading days prior to August 2, 2003 which average price was $0.147 per common share. Prior to the conversion, the Company reached an agreement with two of the major holders of the Preferred Stock who collectively held 96% of the outstanding Preferred Shares. Mr. James M. Matheny who held 2,272,728 shares of Preferred Stock agreed to a conversion rate based on $0.20 per Common Share which resulted in his Preferred Stock converting into 11,363,640 shares of Common Stock. Ms. Vikki Cook agreed to defer conversion of her Preferred Stock until January 1, 2004 at which time the conversion price will be $1.00 per share unless the Company is unsuccessful in obtaining at least $1,500,000 in debt financing by January 1, 2004 in which case the conversion rate will be $0.20 per share consistent with Mr. Matheny. The remainder of the holders of preferred stock holding a total of 200,000 shares of Preferred Stock converted at $0.147 per share into 1,360,543 shares of common stock. Therefore, the conversion of the Preferred Stock on August 2, 2003 has resulted in a total of 12,724,184 additional shares of Common Stock outstanding as of the filing of this Form 10-QSB. Including 20,000 shares issued to Mr. Tony Stewart in October and November 2003 for consulting services, the total common shares outstanding as of the filing of this quarterly report on Form 10-QSB is 74,134,183 (update).


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

In August of 2003 another wholly owned subsidiary of IMTS was formed, Race Car Simulators, Inc.("RCSI"), for the purpose of administering the manufacturing, sales and marketing of revenue share locations for the race car simulators. No revenues or expenses had been performed by RCSI through September 30, 2003.

For the year ended December 31, 2002, the first full year of operations since the Company's acquisitions of the racing centers, the Company's 12 racing centers generated revenue of approximately $9.6 million. Operating without the necessary capital to properly market and merchandise these stores, sales performance fell short of expectation, resulting in a net loss of approximately $2.2 million for the year ended December 31, 2002. Losses have continued in the first three quarters of 2003 with a net operating loss of $2,265,879 on sales of approximately $5.8 million. If the Company is able to obtain proper funding, which cannot be assured, the Company plans to increase the revenue from the existing centers by increasing the average transaction dollars, increasing merchandise sales, and improving the retention level of existing customers by enhancing the gaming experience. The Company will do this through marketing initiatives, restoring merchandise inventory levels in each store and through systems and technology improvements.

Perfect Line's 14 current and 5 confirmed future racing centers are located in high traffic, high profile locations.

             Location                      Market              Sq. Ft.          Simulators
       --------------------         ------------------      -----------         ----------
1)       Mall of America            Minneapolis, MN           5,899             12 racecars
2)       Concord Mills              Charlotte, NC             7,875             14 racecars
3)       Mall of Georgia            Atlanta, GA               5,895             12 racecars
4)       Katy Mills                 Houston, TX               6,048             12 racecars
5)       RiverTown Crossing (2) (8) Grand Rapids, MI          6,101             10 racecars
6)       Crossgates Mall (3)        Albany, NY                4,167              8 racecars
7)       Riverchase Galleria        Birmingham, AL            6,188             10 racecars
8)       Universal CityWalk         Los Angeles, CA           5,067             12 racecars
9)       Opry Mills                 Nashville, TN             5,992             12 racecars
10)      Woodfield                  Chicago, IL               6,044             12 racecars
11)      Palisades Center           Nyack, NY                 5,700             12 racecars
12)      Arbor Place (1)            Douglasville, GA          5,055             10 racecars
13)      NASCAR SpeedPark (2)       Sevierville, TN                              6 racecars



14)      Pavilion Arcade (2)(3)     Myrtle Beach, SC                             5 racecars
15)      Cowboy Pizza (2)           Monterey, CA                                 4 racecars
16)      NASCAR SpeedPark(2)(4)     St. Louis, MO                                6 racecars
17)      Burdick Driver Mall(2)(5)  Syracuse, NY                                 8 racecars
18)      NASCAR Mobile Unit (6)     36 NASCAR Nextel Cup events                  6 racecars
19)      London Center (7)          London, England                             12 racecars



(1)  Please note that the Arbor Place location was closed in July 2003.
(2)  Denotes a revenue share racing center.
(3) Please note that the Crossgates Mall location was closed on November 4, 2003.(See Subsequent Events above)
(4)  This revenue share location was opened November 13, 2003.
(5)  This auto mall revenue share is scheduled to open in first quarter of 2004.
(6)  Three year lease for six simulators.
(7) This family entertainment center is scheduled to open in third quarter of 2004.
     *   See Subsequent Events (above).


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

Perfect Line re-opened 12 of the racing centers, which utilize 136 of the simulators, between July 2001 and August 2002. The Company at that time warehoused 32 simulators for future deployment and 2 simulators were used for research and development purposes at the Company's technology center in Santa Clara, California. The proprietary technology includes two U.S. Patents, which combine to create what management believes to be one of the world's most realistic simulation of the sights, sounds and motions experienced by driving in an actual NASCAR race. The proprietary motion-based platform that the racecar simulator is mounted on is among the other assets that were acquired and licensed as part of the transaction.

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

The Company's Current Operations, Recent Developments and Plan for the Future

The Company's primary focus is to leverage the Company's ownership of its internationally unique, proprietary race car simulation technology and creating the largest chain of officially-licensed, NASCAR-branded entertainment and retail merchandising stores in the world. The Company believes that this can be done profitably through a combination of owned and operated racing centers, third party revenue share locations (family entertainment centers, amusement parks, casinos, auto malls, etc.), mobile unit leases and the domestic and international sales of the race simulator product.

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

The Company has integrated these license agreements with sophisticated proprietary racing simulator technology to create a chain of NASCAR-themed, family-oriented, racing entertainment and retail merchandise centers. The Company's facilities are in some of America's premier shopping malls, tourist destinations and amusement attractions, giving us access to over 160 million annual site visits from potential customers.

Simulator races take place on famous NASCAR Winston Cup racetracks such as Daytona International Speedway, Indianapolis Motor Speedway, Lowe's (Charlotte) Motor Speedway, Atlanta Motor Speedway, Bristol Motor Speedway, and Richmond International Raceway.

NSMS's owned Racing Centers are operated as combined racing entertainment and retail merchandise stores. In addition to providing customers with the opportunity to drive Winston Cup racecars, NSMS Racing Centers also feature a selection of officially-licensed NASCAR merchandise. Independent research indicates that NASCAR fans buy more merchandise than fans from almost any other sport and they are also the most brand-loyal. These characteristics helped boost worldwide NASCAR-branded retail sales from approximately $82 million in 1990 to $1.5 billion in 2002. The Company's NSMS racing centers are the largest chain of officially licensed, NASCAR-branded interactive entertainment stores in the world, and offer its customers the most popular NASCAR merchandise available.

Tony Stewart, 2002 NASCAR Winston Cup Champion, has agreed to and continues to be the spokesman and technical advisor for NASCAR Silicon Motor Speedway. He will be featured in promotions, advertising and point-of-sale material and will also make appearances at NSMS racing center locations throughout the country.

The Company has entered into an agreement, through its wholly owned subsidiary, Perfect Line, Inc., with Burroughs and Chapin Company of Myrtle Beach, South Carolina for the installation of 16 proprietary simulators at the NASCAR SpeedPark Smoky Mountains, the Myrtle Beach Pavilion Amusement Park's Ocean Front Arcade and the NASCAR SpeedPark at St. Louis Mills mall. Together, both companies are studying further opportunities to install these unique NASCAR simulators in other Burroughs and Chapin properties. In addition to the three Burroughs and Chapin revenue share locations, the Company opened a revenue share location at Cowboy Pizza, a family entertainment center in Monterey, CA. The Company has signed revenue share agreements with Burdick Driver's Mall, a large auto mall in Syracuse, NY., and with Yello Properties for a 12 simulator installation within a family entertainment center in the heart of London, England. The Company has a signed lease agreement with National Tour, Inc. for the Company's simulators to be featured in the Nextel mobile experience that will be taken to all 36 NASCAR Nextel Cup events for the next three years.

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

The Company is pursuing additional revenue sharing agreements such as those described above and plans to expand this activity, assuming the appropriate level of financing is obtained as discussed above. Revenue share locations will provide IMTS the opportunity to install simulators in existing or planned entertainment venues and share proportionately in the sales generated with owner-operators. The Company will provide the simulators at cost (expected to be financed through a third party leasing firm) and the host organization (owner-operator) will provide the space, required site build-out, and day-to-day operations staffing. The Company's initial revenue share installation's began with the NASCAR SpeedPark in mid-April 2003 in Sevierville, Tennessee, followed by the Pavilion at Myrtle Beach, South Carolina in early July 2003, Cowboy Pizza in Monterey, CA in late October and the NASCAR SpeedPark in St.Louis, MO in mid-November.

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

Within its existing racing centers, the Company plans to improve each racing center's profitability include increasing the average price per transaction by encouraging customers to select multiple race packages, increasing the amount of traffic in the stores through advertising, increasing the NASCAR merchandise sales, and improving the retention level of existing customers by enhancing the gaming experience through technology initiatives and the addition of game parameters.

Overview of Financial Position and Results of Operations

The Company has not generated a profit nor has it generated sufficient cash flow since inception to fund operations. Since inception on May 31, 2001 and through September 30, 2003, the Company has accumulated aggregate losses totaling $(5,174,953).

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002 from the sale of Preferred Stock, and $700,000 received in March 2003 from the sale of Secured Bridge Notes. The Company also received $40,000 a promissory note. The Company is in the process of soliciting additional debt and/or equity financing to fund current operating deficits and the Company's growth plan. See further discussion under "Liquidity and Capital Resources" below.

During the three months ended September 30, 2003, the Company had total revenues of $1,775,945 compared to $2,276,657 for the three months ended September 30, 2002. The decrease in revenue of 22% is attributed to deterioration in the economy and the related impact on discretionary consumer spending and the lack of capital available to the Company for marketing and the purchase of merchandise.


Review of Consolidated Financial Position

Cash and Cash Equivalents: The Company had $224,834 in cash and cash equivalents as of September 30, 2003 compared with $582,905 at December 31, 2002, a decrease of $358,071. This decrease in cash was caused principally by the year-to-date net loss of $2,265,879 offset by the increase in accounts payable of $837,906 from December 31, 2002 to September 30, 2003. See further discussion of the cash position of the Company in "Liquidity and Capital Resources" below.

Trade Accounts Receivable: These are primarily credit card receivables and the lower balance of $14,374 at September 30, 2003 versus $86,734 at December 31, 2002 is due to the lower volume of business transacted in September 2003 versus the holiday shopping season in December 2002 when sales are at their seasonal peak.

Merchandise Inventory: At September 30, 2003, merchandise inventory decreased by $82,656 from December 31, 2002 levels due primarily to insufficient capital with which to purchase merchandise.

Accounts Payable and Accrued Expenses: Trade accounts payable have increased $837,906 to $1,187,116 at September 30, 2003 from a balance of $349,210 at
December 31, 2002. This increase is due to the non-payment of rent and other expenses caused by the decline in sales in the first three quarters of 2003. In addition, certain items were moved from accrued expenses to accounts payable as the exact amounts became known.

Notes Payable: The Company issued secured bridge notes and warrants totaling $700,000 in March 2003 as further discussed in Note 2 to the Condensed Consolidated Financial Statements. For accounting purposes, a portion of the total amount received of $146,863 was attributed to warrants and the remainder of $553,137 was attributed to the bridge notes, although the total amounts due under the bridge notes and a separate promissory note of $40,000 is $740,000 plus all associated interest. The notes bear interest at a rate of 12% per annum. All amounts due under the notes are due and payable December 31, 2003.

Other Liabilities: Accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends.

Review of Consolidated Results of Operations

Sales for the three months ended Septmeber 30, 2003 were $500,711 lower than the comparable period in 2002 due primarily to continued softening of the economy and the associated impact on consumer spending and to minimal marketing expenditures and merchandise inventories by the Company due to the lack of adequate capital resources. During the third quarter of 2003, the Company has experienced a decline in the average sales per week per store on a comparable basis for the third quarter of 2002 to the third quarter of 2003. Management believes this decrease is primarily attributable to a lack of funding which resulted in decreased merchandise inventory and decreased marketing initiatives, and to the difficult consumer and retail environment in 2003.

Operating expenses for the three months ended September 30, 2003 were approximately 126% of net sales, compared to approximately 134% for the comparable period in 2002. The primary reasons for the decrease in 2003 are the closing of the worst performing centers, and a decrease in corporate overhead expenses due to current circumstances. During this period, the Company closed one of its poorest performing stores, Arbor Place in Douglasville, GA, and management was able to negotiate with landlords reduced rent in nearly all the poor performing locations.

Sales for the nine months ended September 30, 2003 were $1,228,109 lower than the comparable period in 2002 again due primarily to continued softening of the economy and the associated impact on consumer spending and to minimal marketing expenditures by the Company and reduced merchandise inventory levels due to the lack of adequate capital resources. The Company has experienced a similar decline in the average sales per week per store on a comparable basis for the first nine months of 2002 to the first nine months of 2003. Management believes this decrease is primarily attributable to a lack of funding which resulted in a lack of promotion and the ability to purchase merchandise coupled with the difficult consumer and retail environment in 2003.

Operating expenses for the nine months ended September 30, 2003 were approximately 138% of net sales, compared to approximately 120% for the comparable period in 2002. The primary reasons for the increase in 2003 are the large decrease in sales which results in a higher percentage, as many costs are fixed, and an increase in corporate overhead expenses in the early part of 2003, which were established following the funding of the business in August 2002. Corporate overhead has been significantly cut in the last three quarters.

The Company has negotiated with its landlords to reduce rents in its poor performing locations and has reduced certain corporate overhead expenses in an effort to reach monthly profitability and improved cash flow. As of the date of this filing, two poor performing mall locations have been closed, and one has been assigned to a third party and is now a revenue share location (see Subsequent Events).

In order to cut overhead expenses, the Company has consolidated the Chief Operating Officer and Chief Financial Officer with the Chief Executive Officer. The Chief Technology Officer and some of his staff have gone on reduced work schedules, and the Company has eliminated its group sales division which resulted in the elimination of six positions. Rent reductions have resulted in savings of approximately $85,000 per month. These reductions combined with the projected increased revenues from the recently signed revenue share and mobile lease agreements of approximately $67,000 per month and the increase in monthly revenues from increased merchandise sales of an average of $50,000 per month, provide management with the optimism to reach profitability is in the near future.

The Company has reached definitive agreements with several of its landlords to defer past due rent amounts owed at June 30, 2003 and to begin paying rent based on a percentage of gross sales for the month of July 2003 forward. The Company anticipates its rent expense will be reduced by approximately $85,000 per month over the next twelve months. In addition, $311,000 of past due rent is due in December, 2003, and without additional financing or immediate revenue from simulator purchases, the Company will need to either renegotiate the payment terms with the landlords or face a default on the payments due and the resulting consequences of being in default with the landlords.

Assuming the Company is successful at raising the next level of investment, the Company plans to develop the next generation simulator and begin production by the first quarter of 2004. The Company is exploring selling its existing inventory of excess simulators both domestically and internationally which will benefit the Company's revenue and bottom line. Mobile units and open wheel simulators (Indy or F-1 style) are also being considered in order to meet the market demand for such products.

Liquidity and Capital Resources

The primary source of funds available to the Company are receipts from customers for simulator and merchandise sales, proceeds from equity offerings including the $2,610,050 received in August 2002, proceeds from debt offerings including the $700,000 in Secured Bridge Notes and warrants issued in March 2003, the $40,000 Note from Tampa Bay Financial, loans from shareholders, sale of simulators from existing inventory, third party revenue share agreements and possible future financings.

As of the filing of this Form 10-QSB, the net proceeds of $687,500 from the Secured Bridge Notes and warrants financing received in March 2003 has been depleted and the Company believes the projected level of cash receipts from simulator and merchandise sales will not be sufficient to fund the daily operations of the business through 2003. A difficult consumer and retail environment and the lack of merchandise in the stores have created further challenges at increasing the sales volume in 2003. Management is seeking additional sources of short-term funds to continue operations until additional long-term equity and/or debt financing can be established.

Currently, the Company is exploring both equity and collateralized debt financing with several sources and is in various stages of discussion with each. While the Company believes that at least one of these financing efforts will occur, there are no assurances. Management believes that some combination of simulator sales (from existing inventory of owned and unencumbered simulators), equity financing and/or collateralized debt financing will generate enough capital to sustain the business until financing can be obtained, although there can be no assurances.

Since inception, the Company's short-term and long-term plans have included raising a level of investment adequate to accomplish the objectives of the business. The required level of financing has not yet been achieved. Absent additional funding, the Company believes it may not have sufficient resources to satisfy cash requirements for the next twelve months or even the remainder of 2003. The Company's ability to raise the necessary financing will depend on many factors, including the economic and market conditions prevailing at the time financing is sought. Management believes that the investment climate since the Company commenced operations has generally been unfavorable, particularly to newer enterprises, which has hindered the Company in obtaining its financing goals. Nonetheless, management believes that the recently reduced labor and occupancy expenses, combined with some combination of simulator sales (from existing inventory of owned and unencumbered simulators), the increased revenues from the recently signed third party revenue share agreements, and even a minimum level of equity financing and/or collateralized debt financing will allow the Company to achieve improved cash flow and monthly profitability. While management has pursued financing for some time, it has encountered difficulties in raising the financing, and there can be no assurance that additional financing will be available or, if available, that it will be on terms acceptable to the Company.

During the nine months ended September 30, 2003, the operating activities of the Company used net cash of $988,470 compared to net cash used of $1,129,400 for the comparable period in 2002. The majority of the increase in cash used in operations was due to an increase in net operating loss before taxes of approximately $780,510 offset by the large increase in accounts payable.

During the nine months ended September 30, 2003, the Company used $109,601 of net cash in investing activities compared with $37,386 of net cash used in investing activities during the comparable period in 2002. In 2003, the net cash used relates primarily to the capitalization of internally developed software for the new Indianapolis Motor Speedway racetrack and other enhancements to the Company's proprietary racing simulation software.

The Company intends to use the debt and equity markets to raise sufficient capital to fund its operating deficits while it refines its business model and technology and then markets the new offering to customers. All of the $740,000 cash provided through financing activities during the nine months ended September 30, 2003 represents the receipt of proceeds from the issuance of the Secured Bridge Notes and warrants in March 2003, along with a promisorry note in August 2003.

As of September 30, 2003, the Company had cash and cash equivalents totaling $224,834 compared to $582,905 at December 31, 2002. Current assets totaled $389,872 at September 30, 2003 compared to $860,804 on December 31, 2002. Current liabilities totaled $2,730,246 on September 30, 2003 compared with $1,286,533 on December 31, 2002. As such, these amounts represent an overall

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

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

                                     PART II

Item 1.  Legal Proceedings

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. Following a dispute with Pyramid Management Group, the landlord for the Company's racing centers in Albany, NY and West Nyack, NY, the landlord filed a petition for eviction with Perfect Line for both malls in September, 2003. After further negotiation, a settlement was reached in November, 2003 that resulted in Perfect Line buying out its lease at Crossgates Mall in Albany, NY and the assets have been removed from the mall, and the parties resolved their differences with the Palisades Mall in West Nyack, NY resulting in an ongoing lease for that mall space. As of September 30, 2003 and as of the filing of this Quarterly Report on Form 10-QSB, the Company is not aware of any other material legal actions directed against the Company.

Item 2.  Changes in Securities

In April 2003, 30,000 shares of common stock were issued under a Form S-8 filed on February 13, 2003 for consulting services. No securities were issued for the three months ended September 30, 2003.

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

31.2 Certification of the principal financial officer, William R. Donaldson, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the principal executive officer, William R. Donaldson, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the principal financial officer, William R. Donaldson, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K. (need the S-8 registrations)

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

                                INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.


Date: November 20, 2003       By: /s/ William R. Donaldson
                                 ---------------------------------------------
                                 William R. Donaldson
                                 Chairman of the Board and Chief
                                 Executive Officer


Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: November 20, 2003       By: /s/ William R. Donaldson
                              ------------------------------------------
                              William R. Donaldson
                              Chairman of the Board and Chief Executive
                              Officer and Chief Financial Officer
                              (Principal Executive and Financial Officer)