Form 10KSB
period 2003-12-31
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2004-04-15
CIK 1115551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended
                                December 31, 2003

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


     Indicate by checkmark whether the Issuer: (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [x] No [] (2) Yes [x] No []

     Issuer's Revenues for its most recent fiscal year: $7,557,978

     As of December 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the Issuer, 29,928,172 shares, was $2,394,254. The market value of Common Stock of the Issuer, par value $0.0001 per share, was computed by reference to the average of the closing bid and asked prices of one share on such date which was $0.08.

     The number of shares of the issuer's Common Stock, par value $0.0001 issued and outstanding as of March 31, 2004, was 86,530,184.

                        Exhibit Index located on Page 44

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

                                                                        Page
    Section                                                             Number

    BASIS OF PRESENTATION......................................................4

                                     PART I

    Item 1.    Description of Business ........................................5
    Item 2.    Description of Properties .....................................10
    Item 3.    Legal Proceedings .............................................10
    Item 4.    Submission of Matters to a Vote of Security Holders ...........10

                                     PART II

    Item 5.    Market for Common Equity and Related Stockholder Matters ......10
    Item 6.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...................11
    Item 7.    Financial Statements and Notes to Financial Statements
                        Consolidated Balance Sheets at December 31,2003
                                and December 31, 2002.........................18
                        Consolidated Statements of Operations for the
                                Year Ended December 31, 2003 .................20
                        Consolidated Statements of Changes in Shareholders'
                                Equity for the Year Ended December 31,
                                2003...........  .............................21
                        Consolidated Statements of Cash Flows for the
                                Year Ended December 31, 2003 .................22
                        Notes to Consolidated Financial Statements............24
                        Report of Independent Auditors........................36
    Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure .............................38
    Item 8A.   Controls and Procedures .......................................38

                                    PART III

    Item 9.    Directors, Executive Officers, Promoters and Control
                        Persons ..............................................39
    Item 10.   Executive Compensation ........................................40
    Item 11.   Security Ownership of Certain Beneficial owners and
                        Management ...........................................41
    Item 12.   Certain Relationships and Related Transactions.................41
    Item 13.   Exhibits and Reports on Form 8-K...............................42
    Item 14.   Principal Accountant Fees and Services ........................42


    SIGNATURES ...............................................................43

    CERTIFICATIONS ...........................................................45

    EXHIBITS .................................................................46

                       NOTE ON FORWARD-LOOKING INFORMATION

    This Form 10-KSB and other statements issued or made from time to time by the Company or its representatives contain statements, which may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A Sections 77z-2 and 78u-5. Those statements include statements regarding the intent, belief, or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. All statements, trend analyses, and other information contained in this report relative to markets for the Company's products and/or trends in the Company's operations or financial results, as well as other statements which include words such as "anticipate(s)," "could," "feel(s)," "believes," "plan," "estimate(s)," "expect(s)," "should," "intend(s)," "will," and other similar expressions, constitute forward-looking statements and are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions that may impact the disposable income and spending habits of consumers; (ii) the availability of alternative entertainment for consumers;
    (iii) the ability of the company to obtain additional capital; (iv) the receipt of a going concern opinion from the Company's independent public accountants; and (v) the ability of the company to control costs and execute its business plan.

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

    As Perfect Line had revenues, operations, and business activity, for financial reporting purposes, Perfect Line is considered the acquirer, and therefore the predecessor, and the Company is considered the acquiree for accounting and reporting purposes. Due to the fact that the merger is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. The operations of Interactive Motorsports and Entertainment Corp. have been included in consolidation from August 2, 2002 until December 31, 2003.

    All information in this Form 10-KSB is presented from the perspective of Interactive Motorsports and Entertainment Corp. and its subsidiary Perfect Line and not from the perspective of PIH.

                                     PART I

    ITEM 1. Description of Business

    Overview

    Interactive Motorsports and Entertainment Corp. ("IMTS" or the "Company"), an Indiana corporation, through its wholly owned subsidiary, Perfect Line, Inc., owns and operates NASCAR Silicon Motor Speedway ("NSMS") racing centers, the largest chain of NASCAR branded entertainment and retail stores. NSMS customers experience driving in a NASCAR race car that simulates the motion, sights and sounds of an actual NASCAR event. Located in high profile, high traffic locations, IMTS's racing centers include up to 14 racecar simulators per location and offer the best selling NASCAR driver merchandise available to the market.

    The Company plans to leverage its strategic relationships and proprietary assets, which include (a) sophisticated racing simulation technology, (b) an exclusive licensing agreement with NASCAR, and (c) license agreements with other racing entities including race tracks, race teams, and race sponsors to create a dynamic, diversified business.

    For the year ended December 31, 2003, the Company's racing centers and revenue share simulators generated revenue of approximately $7.5 million. Operating without the necessary capital to properly market and merchandise the middle market owned and operated racing centers, sales performance fell short of expectation, resulting in a net loss of approximately $3.53 million for this period. Beginning in July of 2003, management changed the overall business model of the Company by focusing on revenue share installations, equipment sales and mobile lease agreements. Management also re-negotiated the lease terms in the poorest performing locations and reduced corporate overhead while it searched for debt financing.

    Major Agreements: During 2003, the Company entered into lease/revenue share arrangements as well as entered into transactions for the sale of simulators. The lease/revenue arrangements involve four types of locations (including ongoing service agreements for locations of simulators which are sold) and four types of arrangements. The Company entered into lease/revenue arrangements for fixed locations with (i) new facility operators for new locations; (ii) new facility operators to assume the Company's operations under presently existing Company locations; (iii) new operations for mobile arrangements for use with the Nextel experience; and (iv) simulator equipment sales. A brief description of each of those is listed below.

    Perfect Line's racing centers are located in high traffic, high profile mall locations.

    Locations

    Company Owned:

                Location             Market               Sq. Ft.    Simulators

    1)   Mall of America           Minneapolis, MN        5,899    12 racecars
    2)   Universal CityWalk        Los Angeles, CA        5,000    12 racecars

    Revenue Share:


                Location             Market                Sq. Ft.   Simulators


    1)       Opry Mills            Nashville, TN           6,007   12 racecars
    2)       Woodfield             Chicago, IL             6,111   12 racecars
    3)       Palisades Center      Nyack, NY               5,700   12 racecars
    4)       Concord Mills         Charlotte, NC           7,865   14 racecars
    5)       Mall of Georgia       Atlanta, GA             5,895   12 racecars
    6)       Katy Mills            Houston, TX             6,172   12 racecars
    7)       Riverchase Galleria   Birmingham, AL          6,188   10 racecars
    8)       NASCAR SpeedPark      Sevierville, TN         1,584    6 racecars
    9)       Pavilion Ocean Front  Myrtle Beach, SC        2,600    5 racecars
    10)      RiverTown Crossing    Grand Rapids, MI        6,100    8 racecars
    11)      Cowboy Pizza          Monterey, CA              968    4 racecars
    12)      NASCAR SpeedPark      St. Louis, MO           1,496    6 racecars
    13)      Burdick Driver's
             Village(1)            Syracuse, NY            3,472    8 racecars
    14)      Playcenter(2)         Sao Paulo, Brazil       1,000    4 racecars
                (1)      Scheduled to open in May, 2004
                (2)      Scheduled to open in July, 2004

The current racing centers average about 5,850 sq. ft. Each racing center has up to 800 square feet of retail merchandise space, or a total of more than 6,000 square feet of retail area. According to IMTS' internal data an estimated 160,000,0002 people annually visit these mall locations.

    Mobile Units:

1) Nextel Mobile Experience 2003-05 NASCAR Nextel Cup series events 6 racecars
2) Nextel Mini Mobile Experience  Various markets                   2 racecars


    Sales of Simulators:

        Buyer                           Market                      Simulators

    1) Roltex                   Moscow, Russian Federation          8 racecars
        2) Yello Properties     London, United Kingdom             12 racecars
    3)  Tonne Mgmt              Wisconsin Dells, WI                 4 racecars
    4)  I-Vision Technologies   Abu Dhabi, UAE                      4 racecars

    Revenue Shares of Existing Company Locations.

    The Company entered into a revenue share agreement at its RiverTown Mall racing center in Grand Rapids, Michigan with Checked Flag Lighting, LLC. In addition the Company has revenue share agreements with Burroughs and Chapin as described below for installation in a variety of locations.

    An individual race costs $8.50 and quantity discounts are offered with purchases of multiple races. Customers pay an average of $25 per hour to use a simulator during leagues and competitions. Depending on the program or package, the targeted yield for group sales averages between $300 and $800 per hour for the use of the entire racing center. Prices of merchandise range from $16 for a hat up to $200 for high-end leather jackets, although a shortage of inventory may have contributed to reduced revenues from sale of merchandise. Prices for the die-cast and collectable cars range between $15 and $65.

    History

    Perfect Line, LLC, the predecessor of the Company's wholly owned subsidiary Perfect Line, Inc. ("Perfect Line"), was formed in 2001 as a Delaware limited liability company and merged with and into Perfect Line, Inc. on August 1, 2002. Perfect Line is in the business of owning and operating simulated race facilities and selling racing related merchandise.

    NSMS racing centers were originally owned and developed by Silicon Entertainment, Inc. ("SEI"). SEI opened its first site in August 1997 at the Mall of America in Bloomington, Minnesota, the largest mall in the United States. SEI raised large sums of initial capital, of which, according to SEI documents, approximately $6.5 million was utilized to create its proprietary software technology and approximately $25 million was utilized to produce approximately 170 simulators and complete the build-out of 15 stores in high traffic malls. SEI was unable to secure additional long term financing to support its capital expansion, and was liquidated through Chapter 7 bankruptcy in April 2001. Perfect Line's assets were primarily acquired from creditors of SEI and as a result of SEI's bankruptcy, Perfect Line was able to purchase the assets of SEI at a price substantially below SEI's cost.

    Perfect Line re-opened 12 of the racing centers, which utilize 136 of the simulators, between July 2001 and August 2002. The Company at that time warehoused 32 simulators for future deployment and 2 simulators are used for research and development purposes at the Company's technology center in

    Santa Clara, California. The proprietary technology includes two U.S. Patents, which combine to create what management believes to be one of the world's most realistic simulation of the sights, sounds and motions experienced by driving in an actual NASCAR race. The proprietary motion-based platform that the racecar simulator is mounted on is among the other assets that were acquired and licensed as part of the transaction.

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

    NASCAR racing is currently the #1 spectator sport in America. The Company has an exclusive license agreement with NASCAR for location-based entertainment, which includes the right to use the NASCAR name within the Silicon Motor Speedway logo, on racing center signage, within collateral sales materials, on the NSMS web site, and within the NSMS racing simulator software. The Company has also secured licenses with many popular racetracks in the United States, and the cars driven by many of the race fans' favorite Nextel Cup teams and drivers, ranging from established stars such as Dale Earnhardt, Jr., Tony Stewart, and Dale Jarrett, to rising stars like Matt Kenseth and Kurt Busch. These licensing agreements and the use of NASCAR related identities and marks provide immediate name recognition, credibility, and authenticity to NSMS.

    The Company has integrated these license agreements with sophisticated proprietary racing simulator technology to create a chain of NASCAR-themed, family-oriented, racing entertainment and retail merchandise centers. The Company's racing centers are in some of America's premier shopping malls, giving us access to over 160 million annual site visits from potential customers.

    Simulator races take place on famous NASCAR Nextel Cup racetracks such as Daytona International Speedway, Indianapolis Motor Speedway, Lowe's (Charlotte) Motor Speedway, Atlanta Motor Speedway, Bristol Motor Speedway, and Richmond International Raceway.

    NSMS owned, as well as many of its revenue share Racing Centers, are operated as combined racing entertainment and retail merchandise stores. In addition to providing customers with the opportunity to drive Nextel Cup racecars, NSMS Racing Centers also feature a large selection of officially-licensed NASCAR merchandise. Research indicates that NASCAR fans buy more merchandise than fans from almost any other sport and they are also the most brand-loyal. These characteristics helped boost worldwide NASCAR-branded retail sales from approximately $82 million in 1990 to $1.5 billion in 2002. The Company's NSMS racing centers are the largest chain of officially licensed, NASCAR-branded interactive entertainment stores in the world, and offer its customers the most popular NASCAR merchandise available. With these factors in place, the Company believes it is well-positioned to capitalize on this billion-dollar market.

    Tony Stewart, 2002 NASCAR Winston Cup Champion, is the spokesman and technical advisor for NASCAR Silicon Motor Speedway. He will be featured in promotions, advertising and point-of-sale material and will also make appearances at NSMS racing center locations throughout the country.

    The Company has entered into an agreement, through its wholly owned subsidiary, Perfect Line, Inc., with Burroughs and Chapin Company of Myrtle Beach, South Carolina for the installation of 16 proprietary simulators at the NASCAR SpeedPark Smoky Mountains, the Myrtle Beach Pavilion Amusement Park's Ocean Front Arcade and the NASCAR SpeedPark at St. Louis Mills mall. Together, both companies are studying further opportunities to install these unique NASCAR simulators in other Burroughs and Chapin properties. In addition to the three Burroughs and Chapin revenue share locations, the Company opened a revenue share location at Cowboy Pizza, a family entertainment center in Monterey, CA. The Company has signed revenue share agreements with Burdick Driver's Mall, a large auto mall in Syracuse, NY, and with Yello Properties for a 12 simulator installation within a family entertainment center in the heart of London, England. The Company has a signed two lease agreements with National Tour, Inc. for six of the Company's simulators to be featured in the Nextel mobile experience that will be taken to all 36 NASCAR Nextel Cup events for the next three years, and 2 simulators for the Nextel Mini Experience that Nextel will travel around the country.

    Effective November 1, 2003, Perfect Line assigned its lease at RiverTown Mall in Grand Rapids, MI, to Checkered Flag Lightning, Inc. and 8 of the 10 racing simulators will remain in that location on a revenue share basis. The transaction converted a poor performing location into a revenue share location with guaranteed revenue and no labor, overhead or occupancy expenses to the Company.

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

    Technological improvements were introduced in the second half of 2003 and others are currently under development. These include upgrading and enhancing the game graphics, upgrading the underlying operating system in order to accommodate future developments, and significant revenue enhancing game features that target the Company's core customers.

    The Company is pursuing additional revenue sharing agreements such as those entered into with Burroughs and Chapin and Checkered Flag as described above and plans to expand this activity, particularly if the Company is successful in its future financing. Revenue share locations will provide IMTS the opportunity to install simulators in existing or planned entertainment venues and share proportionately in the sales generated with owner-operators. The Company provides the simulators at cost (expected to be financed through a third party leasing firm) and the host organization (owner-operator) provides the space, required site build-out, and day-to-day operations staffing. The Company's initial revenue share installation's began with the NASCAR SpeedPark in mid-April 2003 in Sevierville, Tennessee, followed by the Pavilion at Myrtle Beach, South Carolina in early July, Cowboy Pizza in Monterey, CA in late October and the NASCAR SpeedPark in St.Louis, MO in mid-November.

    In October of 2003, the company bought out its lease at Crossgates Mall in Albany, NY, removed the assets from the mall, and re-activated the eight simulators into revenue share sites or mobile leases.

    The Company has established a subsidiary, Race Car Simulators, Inc., which, upon the receipt of future funding will develop, manufacture, and sell its motion-based simulators to the commercial entertainment/amusement market. Exploiting this opportunity may create another attractive revenue stream for the Company. Race Car Simulators, Inc. has hired an experienced sales manager, Mr. Rich Wheeler, and has a representation agreement with veteran international amusement park executive Mr. Alain Baldacci for several international markets including Brazil, Japan, Australia, Argentina, Chile, and Korea. Their efforts have already produced agreements to install 12 simulators within a family entertainment center in the heart of London, England, 8 simulators for an entertainment mall in Moscow, 4 simulators for a revenue share family entertainment center in Sao Paulo, Brazil and 4 simulators for a customer in Abu Dhabi, United Arab Emirates.

    Within its existing racing centers, the Company`s plan is to improve each racing center's profitability by increasing the average price of a transaction, encouraging customers to select multiple race packages, increasing the amount of traffic in the stores through advertising, increasing the NASCAR merchandise sales, and improving the retention level of existing customers by enhancing the gaming experience through technology initiatives and the addition of game parameters.

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

    Employees

    As of March 31, 2004 the Company had 157 employees including 46 full-time and 111 part-time. The Company considers its relations with its employees to be excellent.

    Item 2. Description of Properties

    The Company is headquartered at 5624 West 73rd Street in Indianapolis, Indiana where the Company leases approximately 4,800 square feet. The facility consists primarily of office and storage areas and is leased from an unrelated third party. The headquarters' lease expires September 14, 2005. The Company also maintains an engineering office at 2065 Martin Avenue in Santa Clara, California where it leases approximately 1,800 square feet of office space. The engineering office lease expires on April 30, 2005. The Company believes its headquarters and engineering space is adequate for the present time and is reviewing options for relocating or extending its leases at these locations.

    The nine NASCAR Silicon Motor Speedway racing centers are located in the following major shopping malls:

    Location                    Market                        Square Footage

    Mall of America            Minneapolis, Minnesota         5,899
    Universal CityWalk         Los Angeles, California        5,067
    Opry Mills                 Nashville, Tennessee           5,992
    Concord Mills              Charlotte, North Carolina      7,875
    Riverchase Galleria        Birmingham, Alabama            6,188
    Mall of Georgia            Atlanta, Georgia               5,895
    Katy Mills Mall            Houston, Texas                 6,048
    Woodfield Mall             Chicago, Illinois              6,044
    Palisades Center           Suburban New York City         5,700


Item 3. Legal Proceedings

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. Following a dispute with Pyramid Management Group, the landlord for the Company's racing centers in Albany, NY and West Nyack, NY, the landlord filed a petition for eviction with Perfect Line for both malls in September, 2003. After further negotiation, a settlement was reached in November, 2003 that resulted in Perfect Line buying out its lease at Crossgates Mall in Albany, NY and the assets have been removed from the mall, and the parties resolved their differences with the Palisades Mall in West Nyack, NY resulting in an ongoing lease for that mall space. As of December 31, 2003 and as of the filing of this Annual Report on Form 10-KSB, the Company is not aware of any material legal actions directed against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None, not applicable.


                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Dividend Policy

To date, the Company has not paid dividends on its common stock. The payment of dividends, if any, is within the discretion of the Board and will depend upon the Company's earnings, capital requirements and financial condition, and other relevant factors. The Board does not intend to declare any dividends in the foreseeable future.

Holders of Record

As of December 31, 2003 there were approximately 270 holders of record of our Common Stock consisting of 61,440,000 shares issued and outstanding. The number of holders of record was calculated by reference to reports from the Company's stock transfer agent.

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

                                           Common Stock Price
Month Ended                 High                 Low                Close

 January 31,2003            .51                 .27                 .35
 February 28, 2003          .39                 .28                 .32
 March 31, 2003             .32                 .16                 .18
 April 30, 2003             .26                 .17                 .17
 May 31, 2003               .20                 .14                 .19
 June 30, 2003              .26                 .12                 .21
 July 31, 2003              .20                 .11                 .13
 August 30, 2003            .17                 .11                 .12
 September 30, 2003         .13                 .09                 .09
 October 31, 2003           .10                 .07                 .08
 November 30, 2003          .09                 .05                 .05
 December 31, 2003          .12                 .03                 .08


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

In 2003, a total of 140,000 shares of common stock were issued under a Form S-8 filed on February 13, 2003 for consulting services.

On March 7, 2003, the company entered into a short term financial agreement whereby the company borrowed $700,000 for working capital purposes. The Agreement also involved the issuance of warrants for 3,235,294 common shares. The warrants have a strike price of $0.17, and are set to expire on June 30, 2004.

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

Overview

The Company has not generated a profit nor has it generated sufficient cash flow since inception to fund operations. Since inception on May 31, 2001 and through December 31, 2003, the Company has accumulated aggregate losses totaling

$(6,434,655), which includes the net loss of $(3,525,581) for the twelve months ended December 31, 2003, the net loss of $(2,189,220) for the twelve months ended December 31, 2002 and the net loss of $(719,854) for the period from inception to December 31, 2001.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002 from the sale of Preferred Stock, $700,000 borrowed in March 2003, $352,000 received in the form of deposits for the future purchase by third parties of racecar simulators, and $1,212,619 by delaying payments to its vendors. The Company is presently in the process of soliciting additional debt and/or equity financing to fund current operating deficits and the Company's growth plan. See further discussion under "Liquidity and Capital Resources" and "Risk Factors" below.

During the twelve months ended December 31, 2003, the Company had total revenues of $7,552,978 compared to $9,636,278 for the twelve months ended December 31, 2002. The 21.6% decrease in revenue is due to: a) the closing of two racing centers (Arbor Place and Crossgates Mall); b) conversion of RiverTown Mall to a revenue share location; c) the weakness of the economy and the war in Iraq; and
d) the company's lack of capital to purchase merchandise inventory at levels great enough to adequately stock its stores and to properly advertise and promote the racing centers.

Review of Consolidated Financial Position

Cash and Cash Equivalents: The Company had $249,005 in cash and cash equivalents as of December 31, 2003 compared with $582,905 at December 31, 2002, a decrease of $333,900. This decrease in cash for the year ended December 31, 2003 relates principally to the net loss of ($3,525,581).

Trade Accounts Receivable: These are primarily credit card receivables and the lower balance of $39,459 at December 31, 2003 versus $86,734 at December 31, 2002 is due to the lower volume of business transacted in the final days of December 2003 versus December 2002.

Merchandise Inventory: At December 31, 2003, merchandise inventory decreased by $112,584 from December 31, 2002 due primarily to the company's lack of capital to purchase all the inventory desired..

Accounts Receivable from Related Parties: One hundred thousand dollars of the balance at December 31, 2003 was a receivable from Perfect Line Investments, LLC, a related party. This receivable was fully reserved at December 31, 2002 as its collection is deemed unlikely.

Accounts Payable: Due to the inability of the company's cash flow to fund operations, the company has relied to a great extent on the credit offered by vendors to finance its losses from operations. This resulted in an increase in the Accounts Payable balance of $1,212,619 as compared to the balance at December 31, 2002.

Line of Credit and Notes Payable: Both the revolving line of credit and the bank term loan were repaid in full in August 2002 using the proceeds from the May 10, 2002 private placement of preferred stock. Other than the Secured Bridge Notes issued in March 2003 as further discussed in Note 5 to the Consolidated Financial Statements, the Company does not currently have a revolving credit facility in place, although it continues to be in discussions with potential lenders.

Other Liabilities: Accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends. At December 31, 2003, the payroll accrual was a week and a half payroll. Gift certificates at December 31, 2003 decreased by $28,529 compared to December 2002. This decrease can be attributed at least in substantial part to decreased consumer spending during the 2003 holiday season. Accrued expenses are higher at December 31, 2003 due primarily to accrual of licensing fees to NASCAR of $80,000 and the accrual of approximately $431,700 for gas and electric utilities, and rent due landlords at the various store locations


Review of Consolidated Results of Operations

Sales for the twelve months ended December 31, 2003 were $2,083,300 lower than for the 12 month period ending December 31, 2002 due primarily to deterioration in the economy, decreases in consumer spending, the war in Iraq and the limited amount of available merchandise inventory resulting from the Company's limited financial situation. Additionally, the company closed its Albany, New York and one of its Atlanta, Georgia locations, and converted its Grand Rapids store to a revenue share store. On a weighted average basis, 11.2 stores were open in the twelve months ended December 31, 2003 versus 11.4 stores open in the twelve months ended December 31, 2002. During 2003, the Company experienced a continuing decline in the average sales per week per company store on a comparable basis from $13,588 for the period from inception to December 31, 2002 to an average of $11,115 for the year ended December 31, 2003. We believe this decrease is primarily attributable to deterioration in the economy, decreases in consumer spending, the war in Iraq, a lack of marketing expenditures, and the lack of sufficient quantities of merchandise inventory to maximize the opportunity the retail component of the stores provides.

Operating expenses for the year ended December 31, 2003 were approximately 140% of net sales and approximately 122% in 2002. Although overall expenses in terms of dollars declined 9.8% in 2003 as compared to the same period ending December 31, 2002, the extent of the decline was not as great as the 21.6% decline in revenue. Expenses that increased in 2003 included costs related to employment, benefits, maintenance and depreciation. Licensing fees to NASCAR, teams and tracks also increased..

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

Critical Accounting Policies

The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to Consolidated Financial Statements for the year ended December 31, 2003 included in Item 7 in this Form 10-KSB. The Company has consistently applied these policies in the year ended December 31, 2003. Management does not believe that operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

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

Liquidity and Capital Resources

The primary source of funds available to the Company are receipts from customers for simulator and merchandise sales, proceeds from equity offerings including the $2,610,050 received in August 2002, loans from related parties including net proceeds of $687,500 received in March, 2003, credit extended by vendors, and possible future financings.

As of the filing of this Form 10-KSB, the net proceeds of $687,500 from the Secured Bridge Notes and warrants financing received in March 2003 has been depleted and the Company believes the projected level of cash receipts from simulator and merchandise sales may not be sufficient to fund the daily operations of the business through 2004. A difficult consumer and retail environment and the lack of merchandise in the stores have created further challenges at increasing the sales volume in 2004. However, management believes that under the recently announced conversion of seven owned and operated racing centers to revenue share locations, and based upon the guaranteed minimum payments within the Checker Flag agreement as described herein, and the Company's current financial projections, management expects the Company to show a positive EBITDA soon after the landlords approval of the conversions. While the landlords have not formally agreed to the conversions to revenue and assumption of the lease obligations, the Company is aware of no reasons why they will not do so.

Management is seeking additional sources of short-term funds to continue operations until additional long-term equity and/or debt financing can be established.

Currently, the Company is exploring both equity and collateralized debt financing with several sources and is in various stages of discussion with each. While the Company believes that at least one of these financing efforts will occur, there are no assurances. Management believes that some combination of simulator sales (from existing inventory of owned and unencumbered simulators), equity financing and/or collateralized debt financing will generate enough capital to sustain the business until permanent financing can be obtained, although there can be no assurances.

Since inception, the Company's short-term and long-term plans have included raising a level of investment adequate to accomplish the objectives of the business. The required level of financing has not yet been achieved. Absent additional funding, the Company believes it may not have sufficient resources to satisfy cash requirements for the next twelve months or even the remainder of 2004. The Company's ability to raise the necessary financing will depend on many factors, including the economic and market conditions prevailing at the time financing is sought. Management believes that the investment climate since the Company commenced operations has generally been unfavorable, particularly to newer enterprises, which has hindered the Company in obtaining its financing goals. Nonetheless, management believes that the recently announced conversion of seven of its owed and operated racing centers to revenue share locations, combined with some combination of simulator sales (from existing inventory of owned and unencumbered simulators), the increased revenues from the recently signed third party revenue share agreements, and even a minimum level of equity financing and/or collateralized debt financing will allow the Company to achieve positive EBITA and monthly profitability. While management has pursued financing for some time, it has encountered difficulties in raising the financing, and there can be no assurance that additional financing will be available or, if available, that it will be on terms acceptable to the Company.

During the year ended December 31, 2003, the operating activities of the Company used net cash of $858,169 compared to net cash used of $1,524,364 for the comparable period in 2002. The majority of the decrease in cash used in operations was due to an increase in net operating loss before taxes of approximately $1,336,361 offset by the $1,212,619 increase in accounts payable, the $352,692 increase in deposits from customers who have contracted to purchase simulators, and an increase in depreciation and other non-cash expenses of $284,298.

During the year ended December 31, 2003, the Company used $221,481 of net cash in investing activities compared with $143,510 of net cash used in investing activities during the comparable period in 2002. In 2003, the net cash used relates primarily to the capitalization of internally developed software for the new Indianapolis Motor Speedway racetrack and other enhancements to the Company's proprietary racing simulation software.

The Company intends to use the debt and equity markets to raise sufficient capital to fund its operating deficits while it refines its business model and technology and then markets the new offering to customers. All of the $745,750 cash provided through financing activities during the year ended December 31, 2003 represents the receipt of proceeds from the issuance of the Secured Bridge Notes and warrants in March 2003, along with a promissory note in August 2003. The Secured Bridge Notes matured at December 31, 2003, but all except $50,000 of the note holders have entered into extension agreements pursuant to which the maturity of the notes is extended to April 30, 2004.

As of December 31, 2003, the Company had cash and cash equivalents totaling $249,005 compared to $582,905 at December 31, 2002. Current assets totaled $381,335 at December 31,2003 compared to $860,804 on December 31, 2002. Current liabilities totaled $3,654,089 on December 31,2003 compared with $1,286,533 on December 31, 2002. As such, these amounts represent an overall decrease in working capital of $2,847,025 from December 31, 2002.


Inflation

We do not expect the impact of inflation on our operations to be significant.

Risk Factors

The Company is subject to certain risk factors due to the organization and structure of the business, the industry in which we compete and the nature of our operations. These risk factors include the following:

Operating History, Operating Losses, and Accumulated Deficit

Perfect Line was formed in June 2001 for the purpose of acquiring certain of the assets of SEI, a bankrupt corporation, and modifying and improving the business model under which SEI operated, as more fully described under Overview above. While the concept is a modification and improvement upon the prior model, the modified business model was only in place for less than two full years, but also proved to be unprofitable. It is for that reason, among others, that the Company has determined to move to the revenue share model, although that business model has yet to be tested. Perfect Line has a limited operating history and is subject to numerous risks, expenses, problems, and difficulties typically encountered in establishing any business. For the 5 months ended December 31, 2001, Perfect Line had sales of $3,533,402, and a loss of $(719,854). For the year ended December 31, 2002, Perfect Line generated net sales of $9,636,278, resulting in a net loss of $(2,189,220) As of December 31, 2003 and for the twelve months then ended, Perfect Line had net sales of $7,557,978 generating a net loss of $(3,525,581). This resulted in an accumulated deficit of $(6,434,655) as of December 31, 2003 for the Company. Management believes the Company can become profitable in the future, based upon revenues generated from owned and operated racing centers, revenue share locations, mobile leases and equipment sales. There can be no assurance that the Company will be profitable for fiscal 2004 or thereafter or that the Company's cash flow will allow it to continue operations.

Dependence on Discretionary Consumer Spending and Competition

Much of the revenue anticipated by the Company will be the result of discretionary spending by consumers. If the current downturn in the economy continues for an extended time or worsens, either overall or in the locations in which Company racing centers and revenue share sites are located, the amount of discretionary spending may be reduced which would have a negative effect on the Company results from operations and its financial position. In addition, if the popularity of NASCAR diminishes, it is likely that the Company will experience a similar reduction in simulator usage and merchandise sales that will have a negative impact on the Company and its future.

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

Significant Capital Requirements and Need for Additional Financing

The Company's capital requirements have been and will continue to be significant. The Company is dependent upon the proceeds of additional equity and debt offerings in order to fund its continued growth and related working capital requirements. The Company anticipates, based upon its currently proposed plans and assumptions relating to its operations, that the net financing proceeds received to date by the Company will only provide a portion of the funds necessary in connection with the implementation and continuation of its long term business plans. Ongoing operations, marketing and new product development will require capital resources greater than the resources currently available to the Company. To the extent that the Company's operations do not generate sufficient working capital for its long-term business plans, the Company will need to obtain additional outside financing. There can be no assurance that additional financial resources necessary to permit the Company to implement or continue its programs will be available. See "Liquidity and Capital Resources" for further discussion of capital requirements.

Currently, the Company is exploring collateralized debt financing with several sources and is in various stages of discussion with each. While the Company believes that at least one of these financing efforts will occur, there are no assurances.

Dependence on Updated Technology and Licenses/Leases

The Company will likely have a need to routinely update and upgrade its simulation technology. If the Company is not able to retain appropriate personnel with the skills and ability to maintain its simulators, it will likely have a material adverse effect on the Company. The Company will also need to routinely upgrade the appearance of the simulators to closely approximate that of the then current NASCAR sponsors. This updating may involve significant time and expense and, in certain instances, require additional license agreements from new teams and/or sponsors. The Company will also need to renew existing licensing agreements with NASCAR teams and/or drivers. The Company currently has executed either contracts or term sheets with fourteen teams and/or drivers. The Company has established licensing relationships with a significant number of racetracks at which NASCAR events are held. The Company has license agreements with International Speedway Corp (ISC), Speedway Motorsports International (SMI) and the Indianapolis Motor Speedway (IMS), and has incorporated to date six NASCAR tracks into its proprietary software. The Company has the rights to many more prominent NASCAR tracks, and plans to add tracks to its software once funded. The Company has entered into an exclusive location based entertainment license agreement with NASCAR to utilize its logo. The license agreement permits the continued use of the NASCAR logo in the Las Vegas NASCAR Cafe and the Daytona USA simulator and provides that it is not a breach of the exclusivity clause for those two venues to continue to use their current simulator experiences. The license requires the Company to utilize its best efforts to maintain a minimum of eight entertainment stores. The Company's confidential licensing agreement with NASCAR required an annual royalty payment in 2002 and quarterly royalty payments commencing in 2003 through 2009 based on simulator, merchandise, food, beverage, sponsor, and remote site revenues at varying percentages. The licensing agreement is subject to renewal on December 31, 2009.

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

Stock issuances may result in reduction of market price of our outstanding shares of common stock. If we issue any additional shares of common or preferred stock, proportionate ownership of our common stock and voting power will be reduced. Further, any new issuance of common or preferred shares may prevent a change in our control or management.

Issuance of our preferred stock could depress the market value of current shareholders. We have 10,000,000 authorized shares of convertible preferred stock that may be issued by action of our Board of Directors. Our Board of Directors may designate voting control, liquidation, dividend and other preferred rights to preferred stock holders. Our Board of Directors' authority to issue preferred stock without shareholder consent may have a depressive effect on the market value of our common stock. The issuance of preferred stock, under various circumstances, could have the effect of delaying or preventing a change in our control or other take-over attempt and could adversely affect the rights of holders of our shares of common stock.

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

                          Item 7. Financial Statements

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS

                                                                    December 31,
                                                                            2003

CURRENT ASSETS

   Cashand cash equivalents                                    $         249,005
   Trade accounts receivable                                              39,459
   Other receivable                                                       10,000
   Merchandise inventory                                                  48,875
   Prepaid insurance and other expenses                                   33,996
                                                               -----------------

     Total Current Assets                                                381,335
                                                               -----------------

PROPERTY AND EQUIPMENT, NET (NOTE 4)                                     869,014
                                                               -----------------

OTHER ASSETS

   Deposits                                                               39,953
   Other intangible assets, net                                           11,542
                                                               -----------------

       Total Other Assets                                                 51,495
                                                               -----------------

     TOTAL ASSETS                                              $       1,301,844
                                                               =================

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)


                 LIABILTIES AND SHAREHOLDERS' EQUITY (Deficit)

                                                                    December 31,
                                                                            2003
CURRENT LIABILITIES

   Accounts payable                                            $       1,561,830
   Accrued payroll and payroll taxes                                      98,858
   Sales tax payable                                                      51,308
   Gift certificates and customer deposits, net                          113,087
   Deposits on simulator sales (Note 2)                                  352,692
   Accrued expenses                                                      776,314
   Notes payable - related parties (Note 5)                              200,000
   Notes payable (Note 5)                                                500,000
                                                               -----------------

       Total Current Liabilities                                       3,654,089
                                                               -----------------

LONG TERM LIABILITIES

   Note payable - related party                                           45,750
                                                               -----------------

       Total Long Term Liabilities                                        45,750
                                                               -----------------

     TOTAL LIABILITIES                                                 3,699,839
                                                               -----------------

COMMITMENT AND CONTINGENCIES (Notes 7 and 8)

SHAREHOLDER'S EQUITY (Deficit)

   Convertible preferred stock, $0.0001 par value, 10,000,000
     shares authorized, 2,272,728 shares issued and outstanding              227
   Common stock; $0.0001 par value, 200,000,000 shares
     authorized, 74,314,183 shares issued and outstanding                  7,431
   Additional paid-in capital                                          4,029,002
   Retained deficit                                                  (6,434,655)
                                                                ---------------

       Total Shareholder's equity (deficit)                          (2,397,995)
                                                                ---------------

     TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY (Deficit)      $       1,301,844
                                                               =================

The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                      For the Years Ended
                                                            December 31,
                                      ------------------------------------------
                                                    2003               2002
                                             ---------------     ---------------


NET SALES                                  $        7,557,978  $       9,636,278

TOTAL OPERATING EXPENSES                           10,583,124         11,730,301
                                           ------------------  -----------------

OPERATING LOSS                                    (3,025,146)        (2,094,023)
                                            -----------------   ---------------

INTEREST EXPENSE                                      500,435             95,197
                                           ------------------  -----------------

LOSS BEFORE INCOME TAX                            (3,525,581)        (2,189,220)
                                            -----------------   ---------------

PROVISION FOR INCOME TAX                                    -                  -
                                           ------------------  -----------------

NET LOSS                                   $      (3,525,581)  $     (2,189,220)
                                            =================   ===============

BASIC NET LOSS PER COMMON SHARE            $           (0.05)  $          (0.04)
                                            =================   ===============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                      66,741,310         61,300,000
                                           ==================  =================

The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                  Statements of Shareholders' Equity (Deficit)




                                                                                     Member     Additional           Total
                                 Preferred Stock        Common Stock                 Units and   Paid-In   Retaine Shareholders'
                                                                                     Dollars     Capital   Deficit   Equity
                                Shares      Amount          Shares      Amount                                      (Deficit)

Balance at
  December 31, 2001                    -            -        -            --            650,000      -      (719,854)       (69,854)

Conversion of member
  loans to equity                      -            -         -            -            400,000      -           -           400,000

Conversion of member's
  equity to common stock               -            -      61,300,000     6,130     (1,050,000)   1,043,870     -                 -

Issuance of preferred
  stock with warrants          4,745,456       475               -               -                2,609,575               2,610,050

Net loss for 2002                      -         -               -               -                         (2,189,220)   (2,189,220)
                             -----------    ------------    ------------   -------------           ------------    ----------------

Balance at
  December 31, 2002            4,745,456       475      61,300,000   6,130       -               3,653,445 (2,909,074)      750,976

Common stock issued
  For extinguishment of
   debt                                -         -          20,000      2        -               7,298       -                7,300

Common stock issued
  for services                         -         -         120,000     12        -              19,688       -               19,700

Common stock issued
  for license fees                     -         -         150,000     15        -              32,985       -               33,000

Conversion of preferred
  stock to common stock      (2,472,728)        (248)      12,724,183    1,272                   1,024)      -           -

Fair value of warrants
  granted                              -            -               -               -            316,610                    316,610

Net loss for the year
  Ended December 31,
   2003                                -            -               -               -                      (3,525,581)   (3,525,581)
                             -----------    ------------    ------------   ------   ------      -------------         -------------

Balance at
  December 31, 2003            2,272,728    $    227      74,314,183   $7,431  $   -        $ 4,029,002=   (6,434,655)  $(2,397,995)
                             ===========    ============  ==========   ========  ==---==     =============  ----------   ----------


The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                        For the Years Ended
                                                             December 31,
                                                    ----------------------------
                                                        2003               2002
                                                    -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                          $ (3,525,581)  $(2,189,220)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization                   413,606             398,618
     Common stock issued for services                 52,700                   -
     Amortization of notes payable discount          316,610                   -
     Provision for related party receivable                -             100,000
   Net changes in operating assets and liabilities:
     (Increase) decrease in trade accounts and other
                receivable                            37,275            (35,050)
     (Increase) decrease in merchandise inventory    112,584            (89,149)
     Decrease in prepaid expenses and other assets    57,331               1,098
     Increase in accounts payable                  1,212,619             126,710
     Increase (decrease) in accrued payroll and
                payroll taxes                       (64,036)              61,936
     Decrease in sales tax payable                  (14,115)            (29,199)
     Decrease in gift certificates and customer
                deposits                            (28,529)            (29,821)
     Increase in accrued expenses                    235,867             116,521
     Increase (decrease) in accrued property taxes  (17,192)              43,192
     Increase in deposits on simulator sales         352,692                   -
                                                 --------------    -------------

       Net Cash used by operations                 (858,169)         (1,524,364)
                                                 -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Increase in deposits                                    -            (12,932)
   Purchase of property and equipment              (221,481)           (130,578)
                                                   -------------    ------------

       Net Cash Used by Investing Activities        221,481)           (143,510)
                                                   -------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loans from and (repayments to) related parties    245,750              38,298
   Net borrowings on line of credit                        -           (350,000)
   Net borrowings on bank loan                             -           (826,198)
   Proceeds from issuance of preferred stock with
        warrants                                           -           2,610,050
   Bridge loan proceeds                              500,000                   -
                                                   -------------    ------------

       Net Cash Used by Financing Activities         745,750           1,472,150
                                                   -------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS              (333,900)           (195,724)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       582,905             778,629
                                                   -------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $    249,005       $    582,905
                                                 ==================  ==========

The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows(Continued)


SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Cash paid for interest                 $           68,951  $           45,384
   Cash paid for income taxes             $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

   Conversion of member loans to equity   $                -  $          400,000
   Common stock issued for notes payable  $           52,700  $                -
   Warrants granted for notes payable     $          316,610  $                -
   Common stock issued for license fees   $           33,000  $                -


The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 -      MERGER AND BASIS OF PRESENTATION

              Effective August 2, 2002, Pacific International Holding, Inc., a Utah corporation ("PIH"), which was originally organized in 1986, changed its state of domicile and name by merging with and into Interactive Motorsports and Entertainment Corp. (the surviving entity), an Indiana corporation (the "Company"), pursuant to an Agreement and Plan of Reorganization. Per the merger agreement, each share of PIH common stock outstanding immediately prior to the effective date of the merger was cancelled and converted into four shares of Interactive Motorsports and Entertainment Corp. common stock. Although it had been in a variety of businesses for over 15 years, at the time of the merger PIH had limited operations.

              Subsequent to the merger and effective as of the same date, the Company acquired pursuant to a Plan and Agreement of Exchange all of the issued and outstanding shares of common stock and preferred stock of Perfect Line, Inc., an Indiana corporation ("Perfect Line"), from the Perfect Line shareholders in exchange for shares of the Company's common stock and preferred stock on a "share-for-share" basis. As a result of the share exchange, the Perfect Line shareholders as of August 2, 2002 held Company shares representing approximately eighty-two percent (82%) of the Company's capital stock. Also effective as of August 2, 2002, the members of the Board of Directors of Perfect Line were elected to replace the members of the Company's Board of Directors and the executive officers of Perfect Line became the executive officers of the Company.

              As Perfect Line had revenues, operations, and business activity, for financial reporting purposes, Perfect Line is considered the acquirer, and therefore the predecessor, and the Company is considered the acquiree for accounting reporting purposes. Due to the fact that the merger is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. The operations of Interactive Motorsports and Entertainment Corp. have been included in the consolidated financial statements from August 2, 2002 until December 31, 2003.

              Perfect Line owns and operates the NASCAR Silicon Motor Speedway store chain, which offers licensed NASCAR-branded entertainment products. A predecessor of Perfect Line commenced operations on June 8, 2001 when it completed the acquisition of the assets, naming rights and intellectual property related to NASCAR Silicon Motor Speedway for $1,050,000. The Company also completed asset acquisitions of $124,320 in August 2001 and $250,000 in December 2001. Of the total acquisition price of $1,424,320, $500,000 was paid in cash and $924,320 was financed with debt. In addition, Perfect Line granted warrants to the sellers as part of these transactions (Note 3). These acquisitions were accounted for by the purchase method.

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

              b. SIGNIFICANT ESTIMATES: The most significant estimates made by management are determining the estimated useful lives of the fixed assets, determining the obsolescence of merchandise inventory, and assessing the realization of deferred tax benefits relating to the Company's net operating loss carry forwards.

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

              e. PROPERTY AND EQUIPMENT: The Company records its property and equipment at cost and depreciates it using the straight-line method over the estimated useful lives of the respective asset classes as follows:

              Software 3 Years, Furniture, Fixtures, and Equipment 5 to 7 Years

              f. DIVIDENDS: The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company does not presently intend to pay dividends at any point in the foreseeable future.

              g. CONSOLIDATION: The consolidated financial statements at December 31, 2003 and 2002 include the accounts of the Company and its wholly owned operating subsidiaries, Perfect Line, Inc. and Race Car Simulators, Inc. Intercompany transactions and balances have been eliminated in consolidation.

              h. NET LOSS PER SHARE: The computation of net loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The Company calculates loss per share pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. Basic loss per share is computed based upon the weighted average number of common shares issued and outstanding during each year. Diluted loss per share amounts assume conversion, exercise, or issuance of all potential common stock instruments (stock options, warrants and convertible preferred stock). Potentially dilutive securities including preferred stock, warrants and stock options are excluded from diluted loss per share during net loss periods because these securities would be anti-dilutive. The Company has excluded 14,598,945 of dilutive instruments at December 31, 2003.

              i. INCOME TAXES: The Company provides for income taxes based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. At December 31, 2003, the Company's net deferred tax asset is fully offset by a valuation allowance.

              j. REVENUE RECOGNITION AND UNEARNED REVENUE: The Company recognizes revenue for its services at the time the services have been rendered. In the case of gift certificates and customer deposits for group events, these amounts are deferred and recognized when the associated services are rendered or upon expiration. During 2003 the Company began a program of selling some of its simulators either new or used. The Company has received deposits of $352,692 relating to these sales. The Company's policy is to defer all revenue recognition associated with these sales until all terms of the contract have been met and no obligations remain for the Company to perform.

              k. CASH AND CASH EQUIVALENTS: For purposes of the statement of cash flows, the Company considers all demand deposit balances and all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

              l. ADVERTISING: Advertising expenses were $252,992 and $168,118 for the years ended December 31, 2003 and 2002, respectively.

              m. RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 -      EQUITY TRANSACTIONS AND COMMON STOCK WARRANTS

              Preferred Stock

              At June 30, 2002, Perfect Line placed with investors 4,745,456 shares of convertible preferred stock (the, "Preferred Stock") for cash proceeds of $2,610,050 under a private placement memorandum dated May 10, 2002. These funds were to be held in escrow until a transaction such as that described in Note 1 above occurred. Simultaneous to the exchange of stock with PIH on August 2, 2002, these funds were released from escrow and subsequently transferred to Perfect Line. The proceeds of this offering were used to pay down debt and other liabilities and to provide working capital funds for the business. The Preferred Stock is mandatorily convertible one year after issuance into one share of Common Stock or one dollar worth of Common Stock as of the conversion date, as calculated by the 10-day trailing average of the bid and ask price prior to conversion, whichever is more favorable to the shareholder. On July 31, 2003 the Company entered into an agreement with one preferred shareholder which extended the conversion date to January 1, 2004.

              For every two shares of Preferred Stock, the investor received one warrant (the "Preferred Stock Warrants") to purchase Common Stock at a price of $1.50 per share expiring three years from the date of issuance. The Preferred Stock Warrants are callable by the Company for $0.10 per warrant at any time at the option of the Company. At December 31, 2003 and as of the date of this filing, all 2,372,728 of the Preferred Stock Warrants were outstanding. Management assigned no value to the Preferred Stock Warrants.

         Common Stock

              In connection with the bank line of credit agreement, the Company granted warrants to the Bank to purchase up to $1.6 million of the Company's common stock at a price equal to 50% of the value per share at the time the warrants are exercised. The warrants are exercisable at any time prior to June 8, 2011, upon the occurrence of certain events. Management has determined the likelihood of occurrence of these certain events is remote and has therefore assigned no value to these warrants. No warrants have been exercised as of December 31, 2003.

NOTE 3 -      EQUITY TRANSACTIONS AND COMMON STOCK WARRANTS (continued)

              In connection with a certain asset purchase agreement (Note 1), the Company granted warrants to allow the seller to purchase up to $2 million in value of the Company's common stock at a price equal to the value per share at the time the warrants are exercised. The warrants are exercisable at any time prior to December 14, 2011, upon the occurrence of certain events. Management has determined the likelihood of occurrence of these certain events is remote and has therefore assigned no value to these warrants. No warrants have been exercised as of December 31, 2003.

              In connection with the merger with and into Pacific International Holding, Inc. more fully described in Note 1, the Company paid a finder's fee of 2,000,000 shares of common stock to Pacific Management Services, Inc. In connection with this fee, the Company granted a common stock value assurance warrant for 300,000 common shares to Pacific Management Services, Inc. The holder may exercise this warrant and receive 300,000 shares of common stock for no additional consideration if the value of the finder's fee falls below $1 million within the period ending one year from the merger date (August 1, 2002). The warrants expired in July 2003 unexercised.

              On January 30, 2003, the Company issued 20,000 shares of common stock for the extinguishments of consulting services payable at December 31,2002. The shares were valued at $7,800, which was the closing price on the dates that the shares should have been issued in 2002.

              During 2003, the Company issued 120,000 shares of common stock for consulting services that were rendered. The shares were valued at their closing prices on the date of issue. Total consulting expense associated with these issuances was $19,700.

              During 2003, the Company issued 150,000 shares of common stock for a license fee agreement. The shares were valued at their closing price on the date of issue. Total license fee expense was $33,000.

              On August 2, 2003, the Company converted 2,472,728 shares of preferred stock into 12,724,183 shares of common stock pursuant to the conversion terms of the preferred stock. The remaining 2,272,728 shares of preferred stock had not been converted as of December 31, 2003 pursuant to an extension agreement entered into by the Company with the preferred shareholders.

NOTE 4 -      PROPERTY AND EQUIPMENT

              At December 31, 2003, property and equipment was comprised of the following:

                                                                       2003

                      Furniture, fixtures and equipment    $           1,125,429
                      Software                                           658,293
                                                          ----------------------
                                                                       1,783,722

                      Less: Accumulated depreciation                     914,708
                                                           ---------------------

                                                           $             869,014
                                                           =====================


              Depreciation expense for the years ended December 31, 2003 and 2002 was $411,231 and $339,906 respectively.

NOTE 5 -      DEBT AND CREDIT ARRANGEMENTS

              On March 7, 2003, Perfect Line, Inc. issued Secured Bridge Notes due December 31, 2003 (the "Bridge Notes") in the aggregate principal amount of $700,000 to one institutional investor and three related-party investors (See Note 9). Under the terms of the agreement; Ropart Asset Management Fund, LLC ("Ropart"), Tampa Bay Financial, Inc. (related-party), William R. Donaldson (related-party) and Erik R. Risman (related-party at that time), were to receive the principal sum of $500,000, $100,000, $50,000 and $50,000, respectively, on December 31, 2003. Interest was to be paid on the unpaid principal balance existing prior to maturity at an annual rate of twelve percent (12%). Interest on the unpaid principal under the Notes was due and payable in arrears on the first day of each month, commencing April 1, 2003. Additionally, interest accrued at an annual rate of twelve percent (12%), which was to be repaid in shares of common stock. All amounts due under the notes were due and payable December 31, 2003. Note holders of $550,000 have signed amendments extending the note until the end of April, 2004, $100,000 was converted to the Company's February Note and Option and Security offering (Note 14) and $50,000 has been paid in 2004 by the Company to one of the purchasers.

              Ropart and Mr. Risman also received warrants in the amounts of 2,941,176 and 294,118, respectively, entitling them to purchase from the Company, at an exercise price of $0.17, common shares of the Company at any time before the earlier of June 30, 2004 or six months following payment of the Bridge Note in full. Management has determined the value of the Ropart and Risman warrants to total $316,610. This amount has been fully amortized to interest expense at December 31, 2003.

NOTE 6 -      LICENSING AND CONSULTING AGREEMENTS

              The Company has a licensing agreement with the National Association for Stock Car Auto Racing, Inc. ("NASCAR") for location-based entertainment, which allows the Company to use the NASCAR name and logo. The Company's confidential licensing agreement with NASCAR requires annual royalty payments in 2002 and quarterly royalty payments from 2003 through 2009 based on simulator, merchandise, food, beverage, sponsor, and remote site revenues at varying percentages. The licensing agreement is subject to renewal on December 31, 2009.

              The Company also has licensing agreements with several NASCAR race teams, drivers, and racetracks that expire on various dates between December 31, 2004 and December 31, 2007.

NOTE 7 -      RENT COMMITMENTS

              The Company rents various office and retail space under long-term, non-cancelable operating leases, some of which include renewal options, expiring on various dates through 2010. The company also leases certain office equipment pursuant to a non-cancelable operating lease with terms of three years. Rent expense approximated $2,662,000 and $2,903,000 for the years ended December 31, 2003 and 2002, respectively.

              At December 31, 2003, the future minimum rental payments required under all non-cancelable operating leases were as follows:

                    Payable In                              Rental Payments
              --------------------------                 -----------------------
                        2004                             $             1,670,310
                        2005                                           1,253,414
                        2006                                           1,049,781
                        2007                                             553,774
                        2008                                             369,922
                     Later years                                         323,922
                                                         -----------------------

              Total Required Rental Payments             $             5,221,123
                                                         =======================


NOTE 8 -      COMMITMENTS AND CONTINGENCIES

              From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. Following a dispute with Pyramid Management Group, the landlord for the Company's racing centers in Albany, NY and West Nyack, NY, the landlord filed a petition for eviction with Perfect Line for both malls in September, 2003. After further negotiation, a settlement was reached in November, 2003 that resulted in Perfect Line buying out its lease at Crossgates Mall in Albany, NY and the assets have been removed from the mall, and the parties resolved their differences with the Palisades Mall in West Nyack, NY resulting in an ongoing lease for that mall space. As of December 31, 2003, the Company is not aware of any material legal actions directed against the Company.

NOTE 9 -      RELATED PARTY TRANSACTIONS

               As further described in Note 5, on March 7, 2003 the Company issued to three related parties a total of $200,000 of Secured Bridge Notes. These notes were issued to Tampa Bay Financial, Inc., Mr. William R. Donaldson, and Mr. Erik Risman in the amounts of $100,000, $50,000, and $50,000, respectively. The Chairman and Chief Executive Officer of Tampa Bay Financial, Inc., Mr. Carl L. Smith, is also a director of the Company. Mr. Donaldson is the Chairman and Chief Executive Officer of the Company and Mr. Risman is the Former President and Chief Operating Officer of the Company.

NOTE 10 -     INTANGIBLES

              The components of intangibles as of December 31, 2003 are as follows:

                                            Gross Carrying          Accumulated
                                            Amount                  Amortization

                   Patents and name rights       $  22,700          $   (11,158)


              Patents and name rights are being amortized using the straight-line method over the five-year term of the agreements. The weighted-average amortization period for all amortized intangibles acquired is three years, with amortization expense aggregating $6,450 and $58,712 for the years ended December 31, 2003 and 2002 respectively.

NOTE 11 -     INCOME TAXES

               Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

               Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:


                                                        2003                2002
                                          ------------------  ------------------

              Deferred tax assets:
                NOL Carryover             $        1,918,625  $          852,155
                Valuation for investment              57,000              41,535
                Depreciation                          93,750              34,974


              Deferred tax liabilities:                    -                   -
                State deferred liability            (62,945)            (54,875)
              Valuation allowance                (2,006,430)           (873,789)
                                          ------------------  -----------------

              Net deferred tax asset      $                -  $                -
                                          ==================  ==================

               The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:


                                                        2003                2002
                                          ------------------  ------------------

              Book loss                   $        1,374,976  $          873,789
              Meals and Entertainment                 (2,645)                  -
              Stock for services/options expense    (144,030)                  -
              Valuation allowance                (1,228,301)           (873,789)
                                          ------------------  -----------------

                                          $                -  $                -
                                          ==================  ==================


               At December 31, 2003, the Company had net operating loss carryforwards of approximately $4,900,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

               Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future years.

NOTE 12 -     RECENT ACCOUNTING PRONOUNCEMENTS

              During the year ended December 31, 2003, the Company adopted the following accounting pronouncements:

              SFAS No. 143 -- In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the consolidated financial statements of the Company.

              SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS
              4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the consolidated financial statements of the Company.

              SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the consolidated financial statements of the Company.

              SFAS No. 147 -- In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the consolidated financial statements of the Company.

              SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the consolidated financial statements of the Company.

               SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the consolidated financial statements of the Company.

               SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the consolidated financial statements of the Company.

               FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the consolidated financial statements of the Company.

               FASB  Interpretation  No. 46 -- In January 2003,  the FASB issued
               FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

               During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01-8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration

               Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, `Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

NOTE 13 -      MANAGEMENT PLANS

               The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and contemplate the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result if the Company is unable to obtain additional financing. Absent additional funding, the Company may not have sufficient resources to satisfy cash requirements for the next twelve months.

               For the year ended December 31, 2003, the second full year of operations since the Company's acquisitions of the racing centers, the Company's racing centers generated revenue of approximately $7.8 million. Operating without the necessary capital to properly market and merchandise these stores, sales performance fell short of expectation, resulting in a net loss of approximately $3.5 million for the year ended December 31, 2003. However, management believes that under the recently announced conversion of seven owned and operated racing centers to revenue share locations, and based upon the guaranteed minimum payments within the Checker Flag agreement and the Company's current financial projections, management expects the Company to show a positive EBITDA soon after the landlords approval of the conversions. Management believes this transaction will enhance the Company's ability to secure long debt or equity financing in order to meet its short term debt obligations.

               As of December 31, 2003, the $740,000 from the Secured Bridge Note and additional Promissory Note has been depleted and the Company believes that, absent the final consent from the landlords for the Checker Flag Lightning conversions (see " Description of Business-Major Agreement"), the projected level of cash receipts from simulator and merchandise sales will not be sufficient to fund the daily operations of the business through 2004, unless additional sources of funds are created through bank credit facilities, equity or debt financing infusions, or other financing. The Company received net proceeds of $687,500 from the issuance of $700,000 of Secured Bridge Notes in March 2003 as previously reported in that Form 8-K filed with the Securities and Exchange Commission on March 13, 2003. Deterioration in the economy, decreases in consumer spending, the war in Iraq and the Company's lack of capital for merchandise inventory and marketing the racing centers have created further declines in sales volume in 2003. However, management believes that under the recently announced conversion of seven owned and operated racing centers to revenue share locations, and based upon the guaranteed minimum payments within the Checker Flag agreement and the company's current financial projections, management expects the company to show a positive EBITDA soon after the landlords approval of the conversions. Management believes this transaction will enhance the company's ability to secure long debt or equity financing in order to meet its short term debt obligations. Management is in the process of seeking additional sources of short-term funds to continue operations until additional long-term equity and/or debt financing can be established. (See Note 14 - Subsequent Events.)

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

               In July of 2003, management revised the Company's business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.) and mobile lease programs such as the Nextel Experience. Without the burden of occupancy costs and labor costs, management believes this is a profitable model going forward, but the model is not yet proven and there can be no assurances of its success.

               Currently, the Company is exploring collateralized debt financing with several sources and is in various stages of discussion with each. Additionally, the Company has obtained investors for $331,000 of the maximum $750,000 Secured Note and Option Agreement (see "Note 14, Subsequent Events"). The Company has interest from parties interested in an equity investment in the Company, but management's first priority is secured debt financing using the value of its simulator inventory (161 remaining after recent purchases) and its recent sales and revenue transactions to establish a market value of $75,000 per simulator.


NOTE 14 -      SUBSEQUENT EVENTS

               On January 13, 2004, the Company issued 10,000 shares of common stock to an unrelated entity as the last installment on the Company's most recent S-8 registration statement.

               On January 27, 2004, the Company issued 39,742 common shares issued to its former President for the extinguishment of the Stock Purchase Interest on the Bridge financing.

               On January 27, 2004, the Company issued 150,000 common shares to Cameron & Associates for consulting services provided.

               On January 27, 2004, the Company issued 468,060 shares to Ropart Asset Mgmnt Fund for the extinguishment of the Stock Purchase Interest on the Bridge financing.

               On January 29, 2004, the Company issued 11,363,651 shares for the conversion of all of the remaining preferred stock to common stock.

               On January 30, 2004, the Company entered into an amendment and extension agreement with Ropart, Tampa Bay Financial, Inc. and William R. Donaldson, which extended the due dates of the bridge loans with those parties to February 29, 2004.

               On February 4, 2004, the Company issued 184,559 shares to Erik Risman for the extinguishment of a liability to him of $ 31,375.

               On February 5, 2004, Perfect Line entered into a lease agreement with National Tour, Inc. for a second Nextel sponsored mobile fan experience. The first lease involves six of the Company's simulators, and this second lease involves two simulators. National Tour travels these mobile fan experiences for NASCAR Series sponsor Nextel.

               On March 10, 2004, the Company entered into an amendment and extension agreement with Ropart, Tampa Bay Financial, Inc. and William R. Donaldson which extended the due dates of the bridge loans with those parties to April 30, 2004

               On March 12, 2004, the Company issued 65,034 to Ropart Asset Management Fund for the extinguishment of the Stock Purchase Interest on the Bridge financing.

               Pursuant to a note and option purchase agreement and security agreement dated February 2, 2004, the Company has issued notes payable in the amount of $331,000. The notes are due February 2, 2005, but may be prepaid after six months from their date of issuance. Each note comes with an option to purchase common shares of the Company equal to the amount of notes purchased divided by the fair market value of the Company's stock on the date of issuance of the note.

               The notes are secured by the Company's simulators and a worldwide royalty free, non-exclusive license to use the Company's propriety software that is loaded into the simulators which secure the notes.

               On March 18, 2004, the Company entered into agreement with Michigan based Checker Flag Lightning, LLC to convert seven of its nine corporate owned racing centers into revenue share stores. The agreement shifts the burden of occupancy and labor costs to Checker Flag, and guarantees the Company a minimum revenue share income for each site.

                          INDEPENDENT AUDITORS' REPORT


To the board of Directors and Shareholders of Interactive Motorsports and Entertainment Corp. and Subsidiaries
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheet of Interactive Motorsports and Entertainment Corp. and Subsidiaries, as of December 31, 2003, and the related consolidated statements of operations, shareholder's equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Motorsports and Entertainment Corp. and Subsidiaries, as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 13 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
April 7, 2004

Board of Directors and Shareholders of
Interactive Motorsports and Entertainment Corp. and Subsidiary
Indianapolis, Indiana

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an insufficient cash balance that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Crowe Chizek and Company LLC


Indianapolis, Indiana
April 4, 2003

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

By letter dated March 15, 2004, Crowe Chizek and Company LLC (Crowe Chizek) informed the Company that it was notifying the Securities and Exchange Commission of its earlier termination of the client-auditor relationship between Crowe Chizek and the Company. That letter referred to the letter to the Company dated December 31, 2003 that effective December 31, 2003 Crowe Chizek terminated the client-auditor relationship with the Company. However, the Company continued to meet with and provide information to Crowe Chizek after receipt of the December 31, 2003 letter. The Company believed that Crowe Chizek had continuing interest in an auditor-client relationship with the Company and as recently as March 1, 2004 had held discussions with representatives of Crowe Chizek requesting continuation of the auditor-client relationship in connection with the audit for the fiscal year ended December 31, 2003. It was not until the March 15, 2004 letter that the Company believed the relationship had ended.

The report of Crowe Chizek for the fiscal year ended December 31, 2002, the only year for which the Company was subject to the reporting provisions of the Securities Exchange Act of 1934 and which Crowe Chizek served as auditors of the Company, contained a "going concern" uncertainty explanatory paragraph, but did not contain an adverse opinion or disclaimer of opinion, or qualification as to audit scope or accounting principles.

During the fiscal year ended December 31, 2002 and the periods up to and including December 31, 2003, there were no disagreements between the Company and Crowe Chizek on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Crowe Chizek, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's consolidated statements for such periods; and there were no reportable events as defined in Item 304(a)(1) of Regulation S-K.

The Company has provided Crowe Chizek with a copy of the information disclosed in the Current Report on Form 8-K which was filed with the Commission on March 18, 2004 and is incorporated herein by reference. Crowe Chizek provided the Company a letter dated March 18, 2004, for filing as an Exhibit to the Form 8-K which indicated. The letter stated, in essence, that Crowe Chizek did not disagree with the above disclosure, although it expressed not opinion as to what the Company believed as stated in the fourth and fifth sentences of the first paragraph of this Item 8.

Effective March 17, 2004, the Company engaged HJ & Associates, L.L.C. ("HJ") of Salt Lake City, Utah, as its new independent accountant to audit the Company's financial statements for the year ended December 31, 2003. The retention of HJ was reported on a current report on Form 8-K on March 19, 2003, which is incorporated herein by reference.

During the years ended December 31, 2002 and 2003 and the interim period up to and including March 17, 2004, neither the Company nor anyone acting on the Company's behalf consulted HJ regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed; to the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided by HJ to the Company that HJ concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a "disagreement" as that term is describe in Item 304 (a)(1)(iv) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, and the related instruction to Item 304 of Regulation S-K, or a "reportable event" as that term is described in Item 304 (a)(1)(v) of Regulation S-K.

The Company has provided to HJ a copy of the disclosure regarding its retention as auditors to the Company, prior to filing of the Form 8-K reporting the retention. HJ informed the Company that it did not disagree with the disclosure contained in the Form 8-K which is substantially duplicated in the immediately proceeding paragraph of this Item 8.

ITEM 8A. Controls and Procedures.

The Principal Executive Officer ("PEO"), who is also the Principal Financial Officer ("PFO") of the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act) within 90 days prior to the filing of this report. Based on that evaluation, the PEO/PFO has concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal controls, or in factors that could significantly affect internal controls, subsequent to the most recent evaluation of such controls.



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

Name                            Age     Position

William R. Donaldson             47     Chairman, Chief Executive Officer,
                                                and Secretary
Carl L. Smith, Sr.               61     Director
Cary Agajanian                   62     Director

Mr. Donaldson has been a major influence in the international racing industry for over 25 years. He served as the Executive Vice President of the Indianapolis Motor Speedway ("IMS"), the largest spectator stadium in the world, and concurrently served as President of IMS subsidiaries, IMS Properties and IMS Events. At IMS, he was on the executive management team that initiated such events as the NASCAR Brickyard 400, Indy FanFest, the Senior PGA Tournament held at Brickyard Crossing, the Indy 200 at Walt Disney World, and the launch of the Indy Racing League. Donaldson also managed the Inaugural NASCAR Winston Cup event at Las Vegas Motor Speedway, and he managed the launch of the Petit Le Mans at Road Atlanta, and the American and European Le Mans Series. He has extensive experience with domestic and international television broadcasting. He has a Bachelor of Arts degree from DePauw University in Greencastle, Indiana.

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

Based solely on our review of such forms furnished to us and representations from certain reporting persons, filing requirements applicable to our executive officers, directors and more than 10% stockholders have been complied with during the twelve months ending December 31, 2003 with the exception of Vicki Cook and James Matheny, each of whom have failed to file a Form 3, Initial Statement of Beneficial Ownership, reporting their ownership of in excess of 10% of the issued and outstanding voting shares of the Company.

Item 10. Executive Compensation

The following table sets forth information concerning the compensation paid to all persons serving as the Company's chief executive officer and the Company's most highly compensated executive officers other than its chief executive officer who were serving as executive officers at December 31, 2003 and whose annual compensation exceeded $100,000 during such year (collectively, the "Named Executive Officers").

                        Annual Compensation        Long-Term Compensation Awards

Name and Principal  Year/ Salary  Bonus  Other  Restricted   Securities     LTIP
Position            Period               Annual Stock       Underlying   Payouts
                                         Comp.  Awards      Options/SARS
                                         (2)


William R. Donaldson, 2003 $150,039  -  $7,140     -            -              -
Chairman and CEO

                      2002 $147,115  -  $5,688     -            -              -


(2) Includes cost of medical and life insurance.

Director Compensation

Directors of the Company are currently not paid for their services; however, the Company intends to establish a compensation plan utilizing stock awards versus cash payments in 2004.

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

Stock Options and Warrants

The Company plans to establish in 2004 stock option plans that will enable management and the board to issue to officers, directors, consultants and employees nonqualified and incentive options to purchase the Company's common stock.

Compensation Committee Interlocks and Insider Participation

No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of April 1, 2004, for each person or entity that is known by us to beneficially own more than 5 percent of our Common Stock. As of April 1, 2004, the Company had 86,530,184 shares of Common Stock outstanding.

Name and Address                        Amount of       Nature of       Percent
of Beneficial Owner                     Beneficial      Ownership       of Class
                                        Ownership (1)

  William R. Donaldson, Carmel, IN      16,873,982      Direct            19.50%
  James Matheny, Cary, NC               14,556,451      Direct            16.82%
  Vikki Cook, Sarasota, FL              12,127,993      Direct            14.02%
  Lucky Dog, LLC, New York, NY           6,989,252      Direct             8.00%
  Coldwater Capital, LLC, New York, NY   6,348,594      Direct             7.00%

    Total                               56,866,272                        65.34%
                                        ==========                        ======

Security Ownership of Management

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of April 1, 2004, for each of our directors and each of our Named Executive Officers, and all directors and executive officers as a group. As of April 1, 2004, the Company had 86,530,184 shares of Common Stock outstanding.

                                        Amount of
Name, Position and Address              Beneficial       Nature of    Percent of
of Beneficial Owner                     Ownership (1)    Ownership       Class

William R. Donaldson, Chairman, Chief
Executive Officer, and Secretary;
Carmel, Indiana                         16,873,982          Direct         19.5%

Carl L. Smith, Director;
Sarasota, Florida                               -           n/a               -

Cary Agajanian, Director;
Los Angeles, California                         -           n/a               -
                                       ----------          -------        ------

All Executive Officers & Directors as
a Group(6 persons)                      16,873,982                         19.5%
                                        ==========                         =====

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

Item 12. Certain Relationships and Related Transactions

The Company has a receivable from a related party, Perfect Line Investments, LLC that has been fully reserved at December 31, 2003 as its collection is deemed unlikely.

The Company issued March 10, 2003 to three related parties a total of $200,000 of Secured Bridge Notes as previously disclosed in that Form 8-K filed on March

13, 2003. These notes were issued to Tampa Bay Financial and Mr. William R. Donaldson in the amounts of $100,000 and $50,000, respectively. The Chairman and Chief Executive Officer of Tampa Bay Financial, Mr. Carl L. Smith, is also a director of the Company. Mr. Donaldson is the Chairman and Chief Executive Officer of the Company.

Item 13. Exhibits and Reports on Form 8-K

A. Exhibits.
         3(i) Articles of Incorporation* 3(ii) By-Laws*
11.1     Computation of Earnings Per Share
         21.1     Subsidiaries
99.1.1   Certification of William R. Donaldson as chief executive officer pursuant to 18 U.S.C. Section 1350
99.1.2   Certification of William R. Donaldson as chief financial officer pursuant to 18 U.S.C. Section 1350

* Incorporated by reference from Form 10QSB filed on November 14, 2002

B. Reports on Form 8-K.

   1. Form 8-K   Filed October 30, 2003         Termination of the Merger and
                                                Acquisition Advisor Agreement
                                                between the Company and Dan
                                                Rubin dated September 2, 2003.

   2. Form S-8   Filed September 8, 2003        Current Report on Form S-8
                                                disclosing the terms of the
                                                Merger and Acquisition Advisor
                                                Agreement between the Company
                                                and Dan Rubin dated September 2,
                                                2003, and the registration of
                                                5,000,000 shares of $.0001 par
                                                Common Stock.


   3. Form 8-K   Filed June 6, 2003             Resignation of Frederick C.
                                                Treadway from the Registrant's
                                                Board of Directors.


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


ITEM 14.  Principal Accountant Fees and Services.

AUDIT FEES
         Fees for audit services from Crowe Chizek and Company totaled $23,350 for the year ended December 31, 2003, and $13,650 for the year ended December 31, Fees for audit services from HJ and Associated totaled $29,000 for the year ended December 31, 2003. Those auditing fees included fees associated with the annual audit, reviews of quarterly reports on Form 10-Q and procedures required by GAAP and GAAS.

AUDIT-RELATED FEES
         Fees for audit-related services from Crowe Chizek and Company totaled $0 for the year ended December 31, 2002,and $2,635 for the year ended December 31, 2003. These auditing services consisted of assistance related to routine audits and procedures and consultation with respect to the filing of Forms S-8.

TAX FEES

Fees from Crowe Chizek and Company for tax services, including fees for review of the consolidated federal income tax return, totaled $10,180 for the year ended December 31, 2002 and $150 for the year ended December 31,2003. Fees from HJ and Associates for tax services, including fees for review of the consolidated federal income tax return, have yet to be determined for the year ended December 31, 2003.

All Other Fees

         No fees were billed by Crowe Chizek and Company LLC for professional services rendered during the fiscal year ended December 31, 2002 or HJ and Associates for the fiscal December 31, 2003 other than those specified above.

PRE-APPROVAL POLICY FOR AUDIT AND NON-AUDIT SERVICES

            The Company does not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by HJ & Associates, LLC after March 18, 2004 were pre-approved by the Board of Directors of the Company.

            The Company is contemplates working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of the Company's accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that the Company's new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the Chairman of the Board of Directors, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

There were no fees in 2003 which were not pre-approved by the Board of Directors. All services described above under the captions "Audit Fees", "Audit Related Fees" and "Tax Fees" were approved by the Board of Directors pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

Date: April 14, 2004           By:       /s/ William R. Donaldson
                                   ---------------------------------------------
                               William R. Donaldson
                               Chairman of the Board and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 14, 2004            By:       /s/ William R. Donaldson
                                 -----------------------------------------------
                               William R. Donaldson
                               Chairman of the Board and Chief Executive Officer
                              (Principal Executive Officer)

Date: April 14, 2004           By:      /s/ William R. Donaldson
                                 -----------------------------------------------
                               William R. Donaldson
                               Chief Financial Officer and Treasurer
                               (Principal Financial Officer)

Date: April 14, 2004           By:      /s/ Carl L. Smith
                                 -----------------------------------------------
                               Carl L. Smith
                               Director

Date: April 14, 2004           By:      /s/ Cary Agajanian
                                 -----------------------------------------------
                               Cary Agajanian
                               Director

                     CERTIFICATION OF WILLIAM R. DONALDSON

I, William R. Donaldson, certify that:

1. .I have reviewed this annual report on Form 10-KSB of Interactive Motorsports and Entertainment Corp.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of thisannual report (the "Evaluation Date"); and
        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2004              By:       /s/ William R. Donaldson
                                  ----------------------------------------------
                                  William R. Donaldson
                                  Chairman and Chief Executive Officer, Chief
                                  Financial Officer and Treasurer


A signed original of this written statement has been provided to Interactive Motorsports and Entertainment Corp. and will be retained by Interactive Motorsports and Entertainment Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT INDEX


Exhibits:
         3(i)     Articles of Incorporation*
         3(ii)    By-Laws*
         11.1     Computation of Earnings (Loss) Per Share
         21.1     Subsidiaries
         99.1     Certification of William R. Donaldson as chief executive
                  officer pursuant to 18 U.S.C. Section 1350.
         99.2     Certification of William R. Donaldson as chief financial
                  officer pursuant to 18 U.S.C. Section 1350.

* Incorporated by reference from Form 10QSB filed on November 14, 2002