Form 10QSB
period 2004-03-31
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2004-05-17
CIK 1115551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                                OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2004

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


Indicate by checkmark whether the Issuer: (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [x] No [] (2) Yes [x] No []

As of May 10, 2004, there were 86,595,218 (par value $0.0001) common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Exhibit Index on page 25.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB



                                                                            Page
Section                                                                   Number

NOTE ON FORWARD LOOKING INFORMATION                                            3
BASIS OF PRESENTATION..........................................................4

                                     PART I

Item 1.    Financial Statements and Notes to Financial Statements
                Consolidated Balance Sheets at March 31, 2004 and
                   December 31, 2003...........................................5
                Consolidated Statements of Operations for the Three
                   Months Ended March 31, 2004 and 2003........................7
                Consolidated Statements of Changes in Shareholders' Equity
                  for the Three Months Ended March 31, 2004....................8
                Consolidated Statements of Cash Flows for the Three Months
                   Ended March 31, 2004 and 2003...............................9
                  Notes to Consolidated Financial Statements..................11
Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations.........................................15
Item 3.         Qualitative and Quantitative Disclosures of Market Risk.......22
Item 4.    Internal Controls and Procedures...................................22

                                    PART II

Item 1.    Legal Proceedings..................................................23
Item 2     Changes in Securities. ............................................23
Item 3     Defaults Upon Senior Securities....................................23
Item 4.    Submission of Matters to a Vote of Security Holders................23
Item 5.         Other Information.............................................23
Item 6.         Exhibits and Reports on Form 8-K..............................23


SIGNATURES....................................................................23

CERTIFICATIONS................................................................24

EXHIBITS INDEX................................................................25

EXHIBITS......................................................................26

                       NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-QSB and other statements issued or made from time to time by the Company or its representatives contain statements, which may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A Sections 77z-2 and 78u-5. Those statements include statements regarding the intent, belief, or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. All statements, trend analyses, and other information contained in this report relative to markets for the Company's products and/or trends in the Company's operations or financial results, as well as other statements which include words such as "anticipate," "could," "feel(s)," "believes," "plan," "estimate," "expect," "should," "intend," "will," and other similar expressions, constitute forward-looking statements and are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions that may impact the disposable income and spending habits of consumers; (ii) the availability of alternative entertainment for consumers; (iii) the ability of the company to obtain additional capital and/or debt financing; (iv) the receipt of a going concern opinion from the Company's independent public accountants for the year ended December 31, 2003; and (v) the ability of the company to control costs and execute its business plan.

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

As Perfect Line had revenues, operations, and business activity, for financial reporting purposes, Perfect Line is considered the acquirer, and therefore the predecessor, and the Company is considered the acquiree for accounting and reporting purposes. Due to the fact that the merger is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. The operations of Interactive Motorsports and Entertainment Corp. have been included in consolidation from August 2, 2002 through March 31, 2004.

All information in this Form 10-QSB is presented from the perspective of Interactive Motorsports and Entertainment Corp. and its subsidiary Perfect Line and not from the perspective of PIH.

                                     PART I

Item 1. Condensed Financial Statements

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS

                                                                              March 31,           December 31,
                                                                                2004                  2003
                                                                         -----------------     -----------------
                                                                         (Unaudited)


CURRENT ASSETS

   Cash and cash equivalents                                             $         334,406     $         249,005
   Trade accounts receivable                                                        41,578                39,459
   Other receivable                                                                      -                10,000
   Merchandise inventory                                                            65,323                48,875
   Prepaid insurance and other expenses                                             34,647                33,996
                                                                         -----------------     -----------------

     Total Current Assets                                                          475,954               381,335
                                                                         -----------------     -----------------

PROPERTY AND EQUIPMENT, NET                                                        851,970               869,014
                                                                         -----------------     -----------------

OTHER ASSETS

   Deposits                                                              41,989                39,953
   Other intangible assets, net                                                     10,407                11,542
                                                                         -----------------     -----------------

       Total Other Assets                                                           52,396                51,495
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $       1,380,320     $       1,301,844
                                                                         =================     =================

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                  LIABILTIES AND SHAREHOLDERS' EQUITY (Deficit)

                                                                              March 31,           December 31,
                                                                                2004                  2003
                                                                         -----------------     -----------------
                                                                         (Unaudited)


CURRENT LIABILITIES

   Accounts payable                                                      $       1,591,394     $       1,561,830
   Accrued payroll and payroll taxes                                               142,156                98,858
   Sales tax payable                                                                41,687                51,308
   Gift certificates and customer deposits, net                                    106,935               113,087
   Deposits on simulator sales                                                     626,545               352,692
   Accrued expenses                                                                761,575               776,314
   Notes payable - related parties                                                 196,000               200,000
   Notes payable                                                                   571,016               500,000
                                                                                __________              ________

       Total Current Liabilities                                                 4,037,308             3,654,089
                                                                         -----------------     -----------------

LONG TERM LIABILITIES

   Note payable - related party                                                          -                45,750
                                                                         -----------------     -----------------

       Total Long Term Liabilities                                                       -                45,750
                                                                         -----------------     -----------------

     TOTAL LIABILITIES                                                           4,037,308             3,699,839
                                                                         -----------------     -----------------

COMMITMENT AND CONTINGENCIES
  (Notes 7 and 8)

SHAREHOLDERS' EQUITY (Deficit)

   Convertible preferred stock, $0.0001 par value,
     10,000,000 shares authorized, -0- and 2,272,728
     shares issued and outstanding                                                       -                   227
   Common stock; $0.0001 par value, 200,000,000 shares
     authorized, 86,595,218 and 74,314,183 shares issued
     and outstanding                                                                 8,660                 7,431
   Additional paid-in capital                                                    4,289,384             4,029,002
   Retained deficit                                                             (6,955,032)           (6,434,655)
                                                                         -----------------     -----------------

       Total Shareholders' equity (deficit)                                     (2,656,988)           (2,397,995)
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY (Deficit)                                                  $       1,380,320     $       1,301,844
                                                                         =================     =================


The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)




                                                                             For the Three Months Ended
                                                                                         March  31,
                                                                           -----------------------------------------
                                                                               2004               2003
                                                                           ---------------     ---------------

NET SALES                                                                  $        1,609,346  $       2,120,314

OPERATING EXPENSES
     Payroll related expenses                                                         876,813          1,180,105
     Rent                                                                             499,051            702,439
     Other operating expenses                                                         700,886            976,774
                                                                           ------------------  --------------------

          TOTAL OPERATING EXPENSES                                                  2,076,750          2,859,318
                                                                           ------------------  -----------------

OPERATING LOSS                                                                       (467,404)         (739,004)
                                                                           ------------------  ----------------

INTEREST EXPENSE                                                                       52,973             17,432
                                                                           ------------------  -----------------

LOSS BEFORE INCOME TAX                                                               (520,377)         (756,436)
                                                                           ------------------  ----------------

PROVISION FOR INCOME TAX                                                                    -                  -
                                                                           ------------------  -----------------

NET LOSS                                                                   $         (520,377) $       (756,436)
                                                                           ==================  ================

BASIC NET LOSS PER COMMON SHARE                                            $            (0.01) $          (0.01)
                                                                           ==================  ================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                                      86,105,061         61,313,000
                                                                           ==================  =================

The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                   Statement of Shareholders' Equity (Deficit)

                                                                                 Additional                         Total
                                       Preferred Stock         Common Stock      Paid-In         Retained        Shareholders'
                                       Shares    Amount        Shares  Amount    Capital          Deficit        Equity (Deficit)


Balance at December 31, 2003           2,272,728    227   74,314,183   $7,431    4,029,002      (6,434,655)$      (2,397,995)

Issuance of common stock for
consulting  services                   -            -         10,000        1        2,299                 -            2,300

Issuance of common stock for payment
  of interest                          -            -         65,034        7        9,993                 -           10,000

Issuance of common stock for
convertible  preferred stock          (2,272,728)  (227)  11,363,640    1,136        (909)                 -            -
-

Issuance of common stock for
  extinguishments of accrued liabilities  -         -        842,361       85       115,535                 -           -

Fair value of options granted          -            -             -         -       133,464                 -         133,464

Net loss for the three months ended
  March 31, 2004                       -            -              -        -             -        (520,377)         (520,377)
                                   ------------    -------   --------     ------    --------     -------------

Balance at March 31, 2004              -           -       86,595,218    8,660    4,289,384      (6,955,032)       (2,656,988)

The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  For the Three Months Ended
                                                                                          March  31,
                                                                            --------------------------------------------
                                                                                      2004             2003
                                                                            ------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                 $         (520,377) $(756,436        )
   Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
     Depreciation and amortization                                                      95,887              92,476
     Common stock issued for services                                                    2,300              10,080
     Common stock issued for interest                                                   10,000                   -
     Amortization of notes payable discount                                             14,480                   -
     Provision for inventory obsolescence                                                    -              10,000
   Net changes in operating assets and liabilities:
     Decrease in trade accounts and other receivable                                     7,881              37,182
     (Increase) in merchandise inventory                                               (16,448)             (6,111)
     (Increase) decrease in prepaid expenses and other assets                            (651)               1,889
     Increase in deposits                                                               (2,036)                 -
     Increase in accounts payable                                                       29,564              45,637
     Increase (decrease) in accrued payroll and payroll taxes                           43,298              61,294
     Decrease in sales tax payable                                                      (9,621)             (6,071)
     Decrease in gift certificates and customer deposits                                (6,152)            (16,076)
     Increase (decrease) in accrued expenses                                           101,131            (130,985)
     Increase (decrease) in accrued property taxes                                           -               2,942
     Increase in deposits on simulator sales                                           273,853                   -
                                                                            ------------------  ------------------

       Net Cash Provided (Used) by Operations                                           23,109            (654,179)
                                                                            ------------------ -------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                                  (77,708)           (109,207)
                                                                            ------------------     ----------------

       Net Cash Used by Investing Activities                                           (77,708)           (109,207)
                                                                            ------------------ --------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loans from and (repayments to) related parties                                      (45,000)            200,000
   Proceeds from issuance of notes payable                                             185,000                   -
   Bridge loan proceeds                                                                      -             500,000
                                                                            ------------------  ------------------

       Net Cash Used by Financing Activities                                           140,000             700,000
                                                                            ------------------  ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        85,401            (63,386)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         249,005             582,905
                                                                            ------------------  ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $          334,406  $          519,519
                                                                            ==================  ==================

The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                               For the Three Months Ended
                                                                                          March  31,
                                                                            -----------------------------------------
                                                                               2004                     2003
                                                                            ---------------      --------------------


SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Cash paid for interest                                                   $            3,443  $                -
   Cash paid for income taxes                                               $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

   Common stock issued for accrued liabilities                              $          115,620  $                -
   Accrued interest converted to notes payable                              $              250  $                -
   Discount on convertible notes                                            $          133,464  $                -


The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                a.       Unaudited Interim Financial Information

               The accompanying unaudited condensed consolidated balance sheets of Interactive Motorsports and Entertainment Corp. (the "Company") at March 31, 2004 and December 31, 2003, and the unaudited consolidated statements of operations and statements of cash flows for the three months ended March 31, 2004 and 2003, have been prepared by the Company's management and do not include all the information and notes to the financial statements necessary for a management and do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Although management believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual financial statements included in the Company's annual report on Form 10-KSB. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004 or any future period.

               b.       Use of Estimates

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


NOTE 2 -      EQUITY TRANSACTIONS AND COMMON STOCK WARRANTS

               On January 13, 2004, the Company issued 10,000 common shares to an unrelated entity as the last installment on the Company's most recent S-8 registration statement.

               On January 27, 2004, the Company issued 39,742 common shares to its former President for the extinguishment of the Stock Purchase Interest on the Bridge financing.

               On January 27, 2004, the Company issued 150,000 common shares to Cameron & Associates for consulting services provided.

               On January 27, 2004, the Company issued 468,060 common shares to Ropart Asset Mgmnt Fund for the extinguishment of the Stock Purchase Interest on the Bridge financing.

               On January 29, 2004, the Company issued 11,363,640 shares for the conversion of all of the remaining preferred stock to common stock.

               On February 4, 2004, the Company issued 184,559 shares to Erik Risman for the extinguishment of a liability to him of $ 31,375.

               On March 12, 2004, the Company issued 65,034 common shares to Ropart Asset Management Fund for the extinguishment of the Stock Purchase Interest on the Bridge financing.

NOTE 3 -    DEBT AND CREDIT ARRANGEMENTS

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

               Options to purchase 1,752,122 shares of the Company's common stock were granted. The options were valued at $133,464 and will be amortized to interest expense over their life which expires March 1, 2005. Amortization of option discount of $14,480 was included in interest expense for the three months ended March 31, 2004.

               The notes are secured by certain of the Company's simulators and a worldwide royalty free, non-exclusive license to use the Company's propriety software that is loaded into the simulators which secure the notes.


NOTE 4 -       REVENUE SHARING AGREEMENTS

               On March 18, 2004, the Company entered into an agreement with Michigan based Checker Flag Lightning, LLC to convert seven of its nine corporate owned racing centers into revenue share stores. The agreement shifts the burden of occupancy and labor costs to Checker Flag, and guarantees the Company a minimum revenue share income for each site.


NOTE 5 -       MANAGEMENT PLANS

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

               For the period ending March 31, 2004, the Company's racing centers generated revenue of approximately $1.6 million. Operating without the necessary capital to properly market and merchandise these stores, sales performance resulted in a net loss of approximately $520,000 for the quarter. The performance for the quarter ending March 31,2004 represents a $236,000 improvement over the performance for the comparable period in 2003, and is the result of managements decision to change the business model under which it operates, and its cost containment efforts subsequent to that decision. In addition, for the first time in its history, the company was able to generate positive cash flow from operations for the quarter. Furthermore, management believes that under the recently announced conversion of seven owned and operated racing centers to revenue share locations, and based upon the guaranteed minimum payments within the Checker Flag Lightning agreement and the Company's current financial projections, management expects the Company to show a positive EBITDA soon after the landlords expected approval of the conversions. The Company is currently in assignment discussions with the five landlords, and while the Company does not foresee any issues that would prevent the assignments from occurring, there can be no assurances. Management believes this transaction will enhance the Company's ability to secure long term debt or equity financing in order to meet its short term debt obligations. Management is in the process of seeking additional sources of short-term funds to continue operations until additional long-term equity and/or debt financing can be established.

NOTE 5 -        MANAGEMENT PLANS (Continued)

               The December 31, 2003 outstanding balance of $745,750 from the Secured Bridge Note and additional Promissory Note has been reduced during the period ending March 31, 2004 to $555,000. The company repaid $45,000 of the notes, and transferred $145,750 of the Bridge Note into a note and option purchase agreement and security agreement dated February 2, 2004. In addition, the company issued $185,000 in new notes under this same agreement (see Note 3 above for details).

               The Company believes that, absent the final consent from the landlords for the Checker Flag Lightning conversions (see "Description of Business-Major Agreement"), the projected level of cash receipts from simulator and merchandise sales will not be sufficient to fund the daily operations of the business through 2004. Although the company continues to attract new investment, the current rate of that investment is not sufficient to fund ongoing operations unless additional sources of funds are created through bank credit facilities, equity or debt financing infusions, or other financing.

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

               In July of 2003, management revised the Company's business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.) and mobile lease programs such as the Nextel Experience. Without the burden of occupancy costs and labor costs, management believes this is a profitable model going forward, but the model is not yet proven and there can be no assurances of its success. Nevertheless, the company did implement several cost saving mechanisms as part of the implementation of the revised model. These actions allowed the company to report a $236,000 positive variance to its net loss over the same period in 2003, despite a 24% drop in revenue for the period ending March 31, 2004 as compared to the period ending March 31, 2003.

               Revenue share racing centers opened in Monterey, California and St. Louis, Missouri in 2003, and installations are scheduled in 2004 for Syracuse, New York, Sao Paulo, Brazil, and Toronto, Ontario, Canada.

               The Company and Checker Flag Lightning of Granville, Michigan, tested the conversion of one of the Company's mall racing centers to a Checker Flag Lightning retail merchandise and entertainment center beginning in November of 2003. The lease at the racing center within RiverTown Crossing in Granville, Michigan was assigned to Checker Flag Lightning and the store was remodeled by reducing the number of simulators to 8 from 10, and building out the retail merchandise space to fill nearly half of the 6100 square feet with NASCAR merchandise. The success of this model led to an agreement with Checker Flag Lightning in March of 2004 to assign seven of the Company's mall leases with the intent to convert each of them to the new mall model. The landlord assignments are currently in process. In addition, Checker Flag Lightning is scheduled to open in August of 2004 a 4,000 square foot retail merchandise and entertainment center featuring 8 of the Company's simulators in the new Jordan Creek Town Center in Des Moines, Iowa. The layout and design of this new center is expected to be the model for future Checker Flag Lightning mall centers.

               The Company recently established two new revenue streams that management believes will be beneficial to the Company in the future, mobile leases and sales of simulator equipment. A total of 28 simulators have been ordered for purchase, primarily from overseas (United Kingdom, Russian Federation and United Arab Emirates). At the 2004 Daytona 500 in February, Nextel debuted The Nextel Experience, a mobile fan interactive experience that

NOTE 5 -        MANAGEMENT PLANS (Continued)

               features six of the Company's race simulators. The Nextel Experience will have a prominent location at each of the NASCAR Nextel Cup events for at least the next three seasons. Nextel has contracted for a second mobile experience that they use for promotional events that features two of the Company's simulators

               Currently, the Company is exploring collateralized debt financing with several sources and is in various stages of discussion with each. Additionally, the Company has obtained investors for $331,000 of the maximum $750,000 Note and Option Purchase Agreement and Security Agreement dated February 2, 2004. The Company has interest from parties interested in an equity investment in the Company, but management's first priority is secured debt financing using the value of its simulator inventory (161 remaining after recent purchases of which 80 are not subject to current security interests) and its recent sales and revenue transactions to establish a market value of $75,000 per simulator.


NOTE 6 -        SUBSEQUENT EVENT

               On April 16, 2004, the Company issued a note payable in the amount of $25,000. Options to purchase 227,273 shares of the Company's common stock were granted as part of the agreement. The note is due on February 2, 2005, and the options expire on March 1, 2005.

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

Interactive Motorsports and Entertainment Corp. ("IMTS" or the "Company"), an Indiana corporation, through its wholly owned subsidiary, Perfect Line, Inc., owns and operates NASCAR Silicon Motor Speedway ("NSMS") racing centers, the largest chain of NASCAR branded entertainment centers. NSMS customers experience driving in a NASCAR race car that simulates the motion, sights and sounds of an actual NASCAR event. Located in high profile, high traffic locations, the Company's racing centers currently include up to 14 racecar simulators per location and many offer what the Company believes to be the best selling NASCAR driver merchandise available to the market.

For the period ending March 31, 2004, the Company's racing centers generated revenue of approximately $1.6 million. Operating without the necessary capital to properly market and merchandise these stores, sales performance resulted in a net loss of approximately $520,000 for the quarter. Additionally, for the first time in its history, the company generated positive cash flow from operations for the period. Furthermore, management believes that under the recently announced conversion of seven owned and operated racing centers to revenue share locations, and based upon the guaranteed minimum payments within the Checker Flag Lightning agreement and the Company's current financial projections, management expects the Company to show a positive EBITDA soon after the landlords expected approval of the conversions. The Company is currently in assignment discussions with the five landlords, and while the Company does not foresee any issues that would prevent the assignments from occurring, there can be no assurances. Management believes this transaction will enhance the Company's ability to secure long term debt or equity financing in order to meet its short term debt obligations. Management is in the process of seeking additional sources of short-term funds to continue operations until additional long-term equity and/or debt financing can be established.


In July of 2003, management revised the Company's business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.) and mobile lease programs such as the Nextel Experience. Revenue share racing centers opened in Monterey, California and St. Louis, Missouri in 2003, and installations are scheduled in 2004 for Syracuse, New York, Sao Paulo, Brazil, and Toronto, Ontario, Canada. The Company recently established two new revenue streams that management believes will be beneficial to the Company in the future, mobile leases and sales of simulator equipment. A total of 28 simulators have been ordered for purchase, primarily from overseas (United Kingdom, Russian Federation and United Arab Emirates). At the 2004 Daytona 500 in February, Nextel debuted The Nextel Experience, a mobile fan interactive experience that features six of the Company's race simulators. The Nextel Experience will have a prominent location at each of the NASCAR Nextel Cup events for at least the next three seasons. Nextel has contracted for a second mobile experience that they use for promotional events that features two of the Company's simulators


The Company has recently entered into lease/revenue share arrangements as well as entered into transactions for the sale of simulators. The lease/revenue arrangements involve four types of locations (including ongoing service agreements for locations of simulators which are sold) and four types of arrangements. The Company entered into lease/revenue arrangements for fixed locations with (i) new facility operators for new locations; (ii) new facility operators to assume the Company's operations under presently existing Company locations; (iii) new operations for mobile arrangements for use with the Nextel experience; and (iv) simulator equipment sales. A brief description of each of those is listed below.

Perfect Line's racing centers are located in high traffic, high profile mall locations.

Locations

Company Owned (24 simulators):

              Location                     Market              Sq. Ft.          Simulators
       --------------------         -------------------     -----------         ----------

1)       Mall of America            Minneapolis, MN           5,899             12 racecars
2)       Universal CityWalk         Los Angeles, CA           5,000             12 racecars


Revenue Share (133 simulators):


             Location                      Market              Sq. Ft.          Simulators
     ----------------------         -------------------     -----------         ----------
1)       Opry Mills                 Nashville, TN             6,007             12 racecars
2)       Woodfield                  Chicago, IL               6,111             12 racecars
3)       Palisades Center           Nyack, NY                 5,700             12 racecars
4)       Concord Mills              Charlotte, NC             7,865             14 racecars
5)       Mall of Georgia            Atlanta, GA               5,895             12 racecars
6)       Katy Mills                 Houston, TX               6,172             12 racecars
7)       Riverchase Galleria        Birmingham, AL            6,188             10 racecars
8)       NASCAR SpeedPark           Sevierville, TN           1,584              6 racecars
9)       Pavilion Ocean Front       Myrtle Beach, SC          2,600              5 racecars
10)      RiverTown Crossing         Grand Rapids, MI          6,100              8 racecars
11)      Cowboy Pizza               Monterey, CA                968              4 racecars
12)      NASCAR SpeedPark           St. Louis, MO             1,496              6 racecars
13)      Burdick Driver's Village(1)Syracuse, NY              3,472              8 racecars
14)      Playcenter(2)              Sao Paulo, Brazil         1,000              4 racecars
15)      Jordan Creek Town Ctr(3)   Des Moines, Iowa          4,000              8 racecars
16)      NASCAR SpeedPark(4)        Toronto, Ontario           1500              6 racecars

(1) Scheduled to open in May, 2004
(2) Scheduled to open in July, 2004
(3) Scheduled to open in August, 2004
(4) Scheduled to open in October, 2004


Mobile Units (8 simulators):

1)  Nextel Mobile Experience         2003-05 NASCAR Nextel Cup series events     6 racecars
2)  Nextel Mini Mobile Experience    Various markets                             2 racecars


Sales of Simulators (28 simulators):

        Buyer                   Market                  Simulators
       --------                 ------                  ----------
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

Perfect Line re-opened 12 of the racing centers, which utilize 136 of the simulators, between July 2001 and August 2002. The Company has warehoused 32 simulators for future deployment and 2 simulators are used for research and development purposes at the Company's technology center in Santa Clara, California. The proprietary technology includes two U.S. Patents, which combine to create what management believes to be one of the world's most realistic simulations of the sights, sounds and motions experienced by driving in an actual NASCAR race. The proprietary motion-based platform that the racecar simulator is mounted on is among the other assets that were acquired and licensed as part of the transaction.

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



The Company's Current Operations, Recent Developments and Plan for the Future

The Company's primary focus is to leverage the Company's ownership of its internationally unique, proprietary race car simulation technology and creating the largest chain of officially-licensed, NASCAR-branded entertainment centers in the world. The Company believes that this can be done profitably through a combination of owned and operated racing centers, third party revenue share locations (family entertainment centers, amusement parks, casinos, auto malls, etc.), mobile unit leases and the domestic and international sales of the race simulator product.

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

The Company has integrated these license agreements with sophisticated proprietary racing simulator technology to create a chain of NASCAR-themed, family-oriented, racing entertainment and retail merchandise centers. Nine of the Company's racing centers are in some of America's premier shopping malls, giving us access to over 160 million annual site visits from potential customers.

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

The Company first tested the revenue share business model with the Burroughs and Chapin Company of Myrtle Beach, South Carolina, with the installation of 6 simulators at their Smokey Mountain NASCAR SpeedPark in April of 2003, and 5 simulators at their Myrtle Beach Pavilion Amusement Park's Ocean Front Arcade in May of 2003. The success of these two revenue share racing centers inspired management to revise the Company's business model beginning in July of 2003, changing the focus from Company owned and operated racing centers to revenue share racing centers located within malls, family entertainment centers, amusement parks, casinos, auto malls, etc. Revenue share locations will provide IMTS the opportunity to install simulators in existing or planned entertainment venues and share proportionately in the sales generated with owner-operators. The Company provides the simulators at cost (expected to be financed through a third party leasing firm, although no agreements have been reached) and the host organization (owner-operator) provides the space, required site build-out, and day-to-day operations staffing. Revenue share racing centers opened in Monterey, California and St. Louis, Missouri in 2003, and installations are scheduled in 2004 for Syracuse, New York, Sao Paulo, Brazil, and Toronto, Ontario, Canada.

The Company and Checker Flag Lightning of Granville, Michigan, tested the conversion of one of the Company's mall racing centers to a Checker Flag Lightning retail merchandise and entertainment center beginning in November of 2003. The lease at the racing center within RiverTown Crossing in Granville, Michigan was assigned to Checker Flag Lightning and the store was remodeled by reducing the number of simulators to 8 from 10, and building out the retail merchandise space to fill nearly half of the 6100 square feet with NASCAR merchandise. The success of this model led to an agreement with Checker Flag Lightning in March of 2004 to assign seven of the Company's mall leases with the intent to convert each of them to the new mall model. Landlord approval and consent to the assignments are currently in process. In addition, Checker Flag Lightning is scheduled to open in August of 2004 a 4,000 square foot retail merchandise and entertainment center featuring 8 of the Company's simulators in the new Jordan Creek Town Center in Des Moines, Iowa. The layout and design of this new center is expected to be the model for future Checker Flag Lightning mall centers.

During the process of the revised business model, the Company bought out of its lease at Crossgates Mall in Albany, New York, and the Company terminated its lease at Arbor Place Mall in Douglasville, Georgia. Simulators from both sites have been activated in either revenue share locations or mobile lease agreements.

The Company recently established two new revenue streams that management believes will be beneficial to the Company in the future, mobile leases and sales of simulator equipment. A total of 28 simulators have been ordered for purchase, primarily from overseas (United Kingdom, Russian Federation and United Arab Emirates). At the 2004 Daytona 500 in February, Nextel debuted The Nextel Experience, a mobile fan interactive experience that features six of the Company's race simulators. The Nextel Experience will have a prominent location at each of the NASCAR Nextel Cup events for at least the next three seasons. Nextel has contracted for a second mobile experience that they use for promotional events that features two of the Company's simulators.

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

Overview of Financial Position and Results of Operations

The Company has not generated a profit nor has it generated sufficient cash flow since inception to fund operations. Since inception on May 31, 2001 and through March 31, 2004, the Company has accumulated aggregate losses totaling $(6,955,032).

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002 from the sale of Preferred Stock, the $700,000 borrowed March 2003, $627,000 received from deposits for the purchase of racecar simulators by third parties, $185,000 received in February and March, 2004 from the sale of Notes, and $1,243,000 by delaying payment to its vendors. The Company is in the process of soliciting additional debt and/or equity financing to fund current operating deficits and the Company's growth plan. See further discussion under the "Liquidity and Capital Resources" section below.

During the three months ended March 31, 2004, the Company had total revenues of $1,609,346 compared to $2,120,314 for the three months ended March 31, 2003. The decrease in revenue of 24.1% is attributed to: a) the closing of two racing centers (Arbor Place and Crossgates Mall), b) the conversion of RiverTown Mall to a revenue share location, c). the weakness of the economy and the war in Iraq, d) revenues in the first quarter of 2003 included a sales promotion that management chose not to repeat in the first quarter of 2004, e) the company's lack of capital, resulting in 1) an inability to properly advertise and promote the racing centers, and 2) an inability to purchase merchandise inventory at levels necessary to adequately stock its stores.

Although revenues declined, expenses declined even further, resulting in a smaller loss for the period ending March 31, 2004 as compared to the same period in 2003

Review of Consolidated Financial Position

Cash and Cash Equivalents: The Company had $334,406 in cash and cash equivalents as of March 31, 2004 compared with $249,005 at December 31, 2003, an increase of $85,401. This increase in cash during the quarter was due principally to the sale of notes totaling $185,000, and the receipt of $294,000 in deposits from third parties committing to the future purchase of racecar simulators. This receipt of cash was offset by the loss of $520,377 for the quarter. See further discussion under the "Liquidity and Capital Resources" section below.



Trade Accounts Receivable: These are primarily credit card receivables and the slightly higher balance of $41,578 at March 31, 2004 versus $39,459 at December 31, 2003 is due to the timing of the collection of these receivables at March 31, 2004 versus December 31, 2003.

Merchandise Inventory: At March 31, 2004, merchandise inventory increased by $16,448 from December 31, 2003 levels due primarily to the partial replenishment of store merchandise inventories following the Christmas season.

Notes Payable: The Company sold secured notes totaling $331,000 in February and March 2004 and granted options in connection therewith as further discussed in
Note 3 to the Consolidated Financial Statements. Of the total amount received, $133,464 was attributed to options and the remainder of $197,536 was attributed to the notes. The notes bear interest at a rate of 9.6% per annum. All amounts due under the notes are due and payable February 2, 2005. Proceeds from these notes in the amount of $145,750 were transferred from the outstanding balance on the Bridge Loans of March, 2003.

Deposits on Simulator Sales: During the period ending March 31, 2004, the Company entered into two more agreements for the purchase of its proprietary racecar simulators, and collected $294,477 in deposits per the terms of these agreements. Additionally, $20,000 of a deposit received in a prior period was applied to a lease payment that became due on January 1, 2004.

Other Liabilities: Accounts payable, accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends.

Review of Consolidated Results of Operations

Sales for the three months ended March 31, 2004 were $510,968 lower than the comparable period in 2003 due primarily to: a) the closing of two racing centers (Arbor Place and Crossgates Mall), b) the conversion of RiverTown Mall to a revenue share location, c). the weakness of the economy and the war in Iraq, d) revenues in the first quarter of 2003 included a sales promotion that management chose not to repeat in the first quarter of 2004, e) the company's lack of capital, resulting in 1) an inability to properly advertise and promote the racing centers, and 2) an inability to purchase merchandise inventory at levels necessary to adequately stock its stores.

During the first quarter of 2004, the Company has experienced a decline in the average sales per week per store on a comparable basis from $15,251 for the first quarter of 2003 to an average of $12,359 for the first quarter of 2004, a decrease of 19.0%. Management believes this decrease is primarily attributable to a lack of funding for merchandise inventory and the marketing and promotion of the stores.

Operating expenses for the three months ended March 31, 2004 were approximately 129% of net sales and approximately 135% for the comparable period in 2003. The primary reasons for the decrease in 2004 are the decreases in employee compensation expenses, and rent expense. In the period ending March 31, 2004, employee compensation expenses decreased by $303,292 as compared to the period ending March 31, 2003, due to reductions in the corporate staff, the store manager ranks, and the elimination of the Group Sales division. The reductions in rent expense are the result of store closures, store conversions to revenue share locations, and the renegotiation of leases at the remaining store locations.

Despite the reduction in revenue for the period as compared to the same period last year, the net loss for the quarter ending March 31, 2004 of $520,377 was $236,059 less than the loss for the same period ending March 31, 2003. This was the result of the cost containment activities implemented by management in the second half of 2003.

Liquidity and Capital Resources

The primary source of funds available to the Company are receipts from customers for simulator and merchandise sales, proceeds from equity offerings including the $2,610,050 received in August 2002, proceeds from debt offerings including the $700,000 in Secured Bridge Notes and warrants issued in March 2003, and the $185,000 in new Notes and options issued in February and March, 2004, loans from shareholders, credit extended by vendors, and possible future financings.

As of the filing of this Form 10-QSB, the net proceeds of $185,000 from the Notes and options financing received in February and March 2004 and earmarked for operations has been depleted and the Company believes the projected level of cash receipts from simulator and merchandise sales may not be sufficient to fund the daily operations of the business through 2004. A difficult consumer and retail environment and the lack of merchandise in the stores have created further challenges at increasing the sales volume in 2004. However, management believes that under the recently announced conversion of seven owned and operated racing centers to revenue share locations, and based upon the guaranteed minimum payments within the Checker Flag agreement as described herein, and the Company's current financial projections, management expects the Company to show a positive EBITDA soon after the landlords' approval of the conversions. While the landlords have not formally agreed to the conversions to revenue and assumption of the lease obligations, the Company is aware of no reasons why they will not do so.

Management is seeking additional sources of short-term funds to continue operations until additional long-term equity and/or debt financing can be established.

The Company continues to explore both equity and collateralized debt financing with several sources and is in various stages of discussion with each. While the Company believes that at least one of these financing efforts will occur, there are no assurances. Management believes that some combination of simulator sales (from existing inventory of owned and unencumbered simulators), equity financing and/or collateralized debt financing will generate enough capital to sustain the business until permanent financing can be obtained, although there can be no assurances.

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

During the quarter ended March 31, 2004, the operating activities of the Company provided net cash of $23,109 compared to net cash used of $654,179 for the comparable period in 2003. The majority of the increase in cash provided in operations was due to a smaller loss from operations, an increase in deposits on future simulator sales, and an increase in accrued expenses.

During the three months ended March 31, 2004, the Company used $77,708 of net cash in investing activities compared with $109,207 of net cash used in investing activities during the comparable period in 2002. In 2003, the net cash used relates primarily to the refurbishment of existing simulators.

During the three months ended March 31, 2004, the Company generated $140,000 of net cash in financing activities, compared with $700,000 in the comparable period in 2003. The Company intends to use the debt and equity markets to raise sufficient capital to fund its operating deficits as it implements its new business model, focusing on revenue share opportunities.

The Company intends to use the debt and equity markets to raise sufficient capital to fund the operating expenses until the completion of the landlord assignments and revenues from simulator sales is received. All of the $745,750 cash provided through financing activities during the year ended December 31, 2003 represents the receipt of proceeds from the issuance of the Secured Bridge Notes and warrants in March 2003, along with a promissory note in August 2003. The Secured Bridge Notes matured at December 31, 2003, but two of the note holders representing $550,000 have entered into extension agreements pursuant to which the maturity of the notes is extended to June 30, 2004, one purchaser of $50,000 has been repaid $45,000 by the Company, and $145,750 was converted to the Company's recent Note and Option Agreement.

As of March 31, 2004, the Company had cash and cash equivalents totaling $334,406 compared to $249,005 at December 31, 2003. Current assets totaled $475,954 at March 31, 2004 compared to $381,335 on December 31, 2003. Current liabilities totaled $4,037,308 on March 31, 2004 compared with $3,654,089 on December 31, 2003. As such, these amounts represent an overall decrease in working capital of $288,600 from December 31, 2003.

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

ITEM 4. Controls and Procedures

The Principal Executive Officer ("PEO") and the Principal Financial Officer ("PFO") of the Company (currently one individual) have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act) within 90 days prior to the filing of this report. Based on that evaluation, the PEO and PFO have concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal controls, or in factors that could significantly affect internal controls, subsequent to the most recent evaluation of such controls.

                                     PART II

Item 1.  Legal Proceedings

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. As of March 31, 2004 and as of the filing of this Interim Report on Form 10-QSB, the Company is not aware of any material legal actions directed against the Company.

Item 2.  Changes in Securities

On January 13, 2004, 10,000 shares of common stock were issued under a Form S-8 filed on February 13, 2003 for consulting services.

On January 27, 2004, the Company issued 39,742 common shares to its former President for the extinguishment of the Stock Purchase Interest on the Bridge financing.

On January 27, 2004, the Company issued 150,000 common shares to Cameron & Associates for consulting services provided.

On January 27, 2004, the Company issued 468,060 shares to Ropart Asset Mgmnt Fund for the extinguishment of the Stock Purchase Interest on the Bridge financing.

On January 29, 2004, the Company issued 11,363,640 shares for the conversion of all of the remaining preferred stock to common stock.

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

Item 6.   Exhibits and Reports on Form 8-K

A. Exhibits.

         10.1     Form of Note and Option Purchase Agreement and Security
                        Agreement
         10.2     Form of Procurement Contract
         10.3     Form of Master Revenue Sharing Agreement
         31.1     Certification  of the principal  executive  officer,  William
                        R. Donaldson, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2     Certification  of the principal  financial  officer,  William
                        R. Donaldson, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1     Certification  of the principal  executive  officer,  William
                        R. Donaldson, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         32.2     Certification  of the principal  financial  officer,  William
                        R. Donaldson, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K.

        99.3 Termination of the client-auditor relationship between Crowe Chizek and Company, LLC and the Company dated March 18, 2004.
        99.4 Engagement of HJ & Associates as the new independent auditor for the Company dated March 19, 2004
        99.5 Announcement of the Agreement reached with Checker Flag Lightning for the conversion of 7 of the Company's stores into revenue share Checker Flag Lightning retail merchandise stores. Dates March 19, 2004
        99.6 Announcement of press release regarding Perfect Line completing milestone agreement with Checker Flag Lightning dated March 23, 2004





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

Date: May 14, 2004                 By:       /s/ William R. Donaldson
                                   --------------------------------------------
                                   William R. Donaldson
                                   Chairman of the Board and Chief Executive
                                   Officer


Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: May 14, 2004                By:       /s/ William R. Donaldson
                                 -----------------------------------------------
                                  William R. Donaldson
                                  Chairman of the Board and Chief Executive
                                  Officer
                                  (Principal Executive Officer)

Date: May 14, 2004                By:       /s/ William R. Donaldson
                                 -----------------------------------------------
                                  William R. Donaldson
                                  Chairman of the Board and Chief Executive
                                  Officer
                                  (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibits:

         10.1     Form of Note and Option Agreement and Security Agreement
         10.2     Form of Procurement Contract
         10.3     Form of Master Revenue Sharing Agreement
         31.1 Certification of the principal executive officer, William R. Donaldson, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2     Certification  of the principal  financial  officer,  William
                  R. Donaldson, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1     Certification  of the principal  executive  officer,  William
                  R. Donaldson, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2     Certification  of the principal  financial  officer,  William
                  R. Donaldson, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.