Form 10QSB
period 2004-08-16
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2004-08-16
CIK 1115551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2004

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


Indicate by checkmark whether the Issuer: (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [x] No [] (2) Yes [x] No []

As of August 10, 2004, there were 87,003,140 (par value $0.0001) common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Exhibit Index on page 26.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB



                                                                          Page
Section                                                                   Number

NOTE ON FORWARD LOOKING INFORMATION ..........................................3
BASIS OF PRESENTATION.........................................................4

                                     PART I

Item 1.    Financial Statements and Notes to Financial Statements
                Consolidated Balance Sheets at June 30, 2004 and
                        December 31, 2003.....................................5
                Consolidated Statements of Operations for the Three Months
                        Ended June 30, 2004 and 2003 .........................7
                Consolidated Statements of Operations for the Six Months
                        Ended June 30, 2004 and 2003 .........................8
                Consolidated Statement of Shareholders' Equity
                        for the Six Months Ended June 30, 2004................9
                Consolidated Statements of Cash Flows for the Six Months
                        Ended June 30, 2004 and 2003.........................10
                Notes to Consolidated Financial Statements...................12
Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................16
Item 3.    Internal Controls and Procedures..................................23


                                     PART II

Item 1.    Legal Proceedings.................................................24
Item 2     Changes in Securities. ...........................................24
Item 3     Defaults Upon Senior Securities...................................24
Item 4.    Submission of Matters to a Vote of Security Holders...............24
Item 5.    Other Information.................................................24
Item 6.    Exhibits and Reports on Form 8-K..................................24


SIGNATURES ..................................................................25

CERTIFICATIONS ..............................................................25

EXHIBITS INDEX ..............................................................26

EXHIBITS ....................................................................27

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

As Perfect Line had revenues, operations, and business activity, for financial reporting purposes, Perfect Line is considered the acquirer, and therefore the predecessor, and the Company is considered the acquiree for accounting and reporting purposes. Due to the fact that the merger is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. The operations of Interactive Motorsports and Entertainment Corp. have been included in consolidation from August 2, 2002 through June 30, 2004.

All information in this Form 10-QSB is presented from the perspective of Interactive Motorsports and Entertainment Corp. and its subsidiary Perfect Line and not from the perspective of PIH.

                                     PART I

Item 1. Condensed Financial Statements

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS

                                                                              June 30,            December 31,
                                                                                2004                  2003
                                                                         -----------------     -----------------
                                                                         (Unaudited)


CURRENT ASSETS

   Cashand cash equivalents                                              $         248,961     $         249,005
   Trade accounts receivable                                                       128,180                39,459
   Other receivable                                                                      -                10,000
   Merchandise inventory                                                            23,404                48,875
   Prepaid insurance and other expenses                                             14,629                33,996
                                                                         -----------------     -----------------

     Total Current Assets                                                          415,174               381,335
                                                                         -----------------     -----------------

PROPERTY AND EQUIPMENT, NET                                                        864,211               869,014
                                                                         -----------------     -----------------

OTHER ASSETS

   Deposits                                                                         41,990                39,953
   Other intangible assets, net                                                     45,106                11,542
                                                                         -----------------     -----------------

       Total Other Assets                                                           87,096                51,495
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $       1,366,481     $       1,301,844
                                                                         =================     =================



        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                  LIABILTIES AND SHAREHOLDERS' EQUITY (Deficit)

                                                                              June 30,            December 31,
                                                                                2004                  2003
                                                                         -----------------     -----------------
                                                                         (Unaudited)


CURRENT LIABILITIES

   Accounts payable                                                      $       1,671,379     $       1,561,830
   Accrued payroll and payroll taxes                                                57,869                98,858
   Sales tax payable                                                                33,193                51,308
   Gift certificates and customer deposits, net                                     99,794               113,087
   Deposits on simulator sales                                                     691,370               352,692
   Accrued expenses                                                                771,886               776,314
   Notes payable - related parties                                                 196,000               200,000
   Notes payable                                                                   895,670               500,000
                                                                                ----------            ----------

       Total Current Liabilities                                                 4,417,161             3,654,089
                                                                                ----------     -----------------

LONG TERM LIABILITIES

   Note payable - related party                                                          -                45,750
                                                                                ----------     -----------------

       Total Long Term Liabilities                                                       -                45,750
                                                                                ----------     -----------------

     TOTAL LIABILITIES                                                           4,417,161             3,699,839
                                                                                ----------     -----------------

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Deficit)

   Convertible preferred stock, $0.0001 par value,
     10,000,000 shares authorized, -0- and 2,272,728
     shares issued and outstanding                                                       -                   227
   Common stock; $0.0001 par value, 200,000,000 shares
     authorized, 87,003,140 and 74,314,183 shares issued
     and outstanding                                                                 8,700                 7,431
   Additional paid-in capital                                                    4,463,164             4,029,002
   Retained deficit                                                             (7,522,544)           (6,434,655)
                                                                         -----------------     -----------------

       Total Shareholders' equity (deficit)                                     (3,050,680)           (2,397,995)
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY (Deficit)                                                  $       1,366,481     $       1,301,844

                                                                         =================     =================

The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)




                                                                             For the Three Months Ended
                                                                                          June 30,
                                                                           ----------------------------------------
                                                                                  2004               2003
                                                                           ------------------  ------------------

NET SALES                                                                  $        1,483,826  $       1,860,750
                                                                           ------------------  -----------------

OPERATING EXPENSES

   Payroll related expenses                                                           864,921          1,233,880
   Rent                                                                               570,833            872,641
   Other operating expenses                                                           513,236            735,404
                                                                           ------------------  -----------------

     Total Operating Expenses                                                       1,948,990          2,841,925
                                                                           ------------------  -----------------

OPERATING LOSS                                                                       (465,164)         (981,175)
                                                                           ------------------  ----------------

INTEREST EXPENSE                                                                      102,348             42,000
                                                                           ------------------  -----------------

LOSS BEFORE INCOME TAX                                                               (567,512)       (1,023,175)
                                                                           ------------------  ----------------

PROVISION FOR INCOME TAX                                                                    -                  -
                                                                           ------------------  -----------------

NET LOSS                                                                   $         (567,512) $     (1,023,175)
                                                                           ==================  ================

BASIC NET LOSS PER COMMON SHARE                                            $            (0.01) $          (0.02)
                                                                           ==================  ================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                                      86,661,141         61,355,055
                                                                           ==================  =================



The accompanying notes are an integral part of these consolidated financial statements.


 INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                              For the Six Months Ended
                                                                                          June 30,
                                                                           ----------------------------------------
                                                                                  2004               2003
                                                                           ------------------  ------------------

NET SALES                                                                  $        3,093,172  $       3,981,064
                                                                           ------------------  -----------------

OPERATING EXPENSES

   Payroll related expenses                                                         1,741,734          2,413,984
   Rent                                                                             1,172,598          1,708,181
   Other operating expenses                                                         1,111,408          1,579,077
                                                                           ------------------  -----------------

     Total Operating Expenses                                                       4,025,740          5,701,242
                                                                           ------------------  -----------------

OPERATING LOSS                                                                       (932,568)       (1,720,178)
                                                                           ------------------  ----------------

INTEREST EXPENSE                                                                      155,321             59,432
                                                                           ------------------  -----------------

LOSS BEFORE INCOME TAX                                                             (1,087,889)       (1,779,610)
                                                                           ------------------  ----------------

PROVISION FOR INCOME TAX                                                                    -                  -
                                                                           ------------------  -----------------

NET LOSS                                                                   $       (1,087,889) $     (1,779,640)
                                                                           ==================  ================

BASIC NET LOSS PER COMMON SHARE                                            $            (0.01) $          (0.03)
                                                                           ==================  ================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                                      86,383,101         61,334,144
                                                                           ==================  =================


The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                   Statement of Shareholders' Equity (Deficit)

                                                                                          Additional                Total
                                            Preferred Stock            Common Stock       Paid-In       Retained    Shareholders'
                                          Shares         Amount      Shares      Amount   Capital       Deficit     Equity (Deficit)
                                          --------      ---------    --------    -------   --------     ----------   ---------------


Balance at December 31, 2003               2,272,728       227     74,314,183     7,431   4,029,002    (6,434,655)      (2,397,995)

Issuance of common stock for consulting
  services (unaudited)                      -               -          10,000         1       2,299             -             2,300

Issuance of common stock for payment
  of interest (unaudited)                   -               -          65,034         7       9,993             -            10,000

Issuance of common stock for convertible
  preferred stock (unaudited)             (2,272,728)      (227)   11,363,640     1,136       (909)             -                 -

Issuance of common stock for
  extinguishments of accrued liabilities
  (unaudited)                               -               -         842,361        85     115,535             -           115,620

Fair value of options granted (unaudited)   -               -               -        -      276,122             -           276,122

Issuance of common stock for
  payment of interest (unaudited)           -               -         157,922        16      16,146             -            16,162

Issuance of common stock  for
  consulting services (unaudited)           -               -         250,000        24      14,976             -            15,000

Net loss for the six months ended
  June 30, 2004 (unaudited)                 -               -               -         -           -        (1,087,889)   (1,087,889)
                                            ------------    ------   ----------     -----    -------        -----------    --------

Balance at June 30, 2004 (unaudited)        -               -      87,003,140    8,700    4,463,164        (7,522,544)   (3,050,680)
                                            ============    =====  ==========    ======   =========       =============   ========


The accompanying notes are an integral part of these consolidated financial statements.


        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                    For the Six Months Ended
                                                                                               June 30,
                                                                            -----------------------------------------------
                                                                                    2004                      2003
                                                                            --------------------        ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                 $       (1,087,889) $       (1,779,610)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Depreciation and amortization                                                     189,786             184,624
     Common stock issued for services                                                    3,462              16,680
     Common stock issued for interest                                                   25,000                   -
     Amortization of notes payable discount                                             67,792                   -
     Provision for inventory obsolescence                                                    -              10,000
   Net changes in operating assets and liabilities:
     (Increase) decrease in trade accounts and other receivable                        (78,721)             46,505
     Decrease in merchandise inventory                                                  25,471              63,284
     Increase in prepaid expenses and other assets                                        (333)               (836)
     Increase in deposits                                                               (2,036)             (1,942)
     Increase in accounts payable                                                      109,549             766,755
     Decrease in accrued payroll and payroll taxes                                     (40,989)            (55,037)
     Decrease in sales tax payable                                                     (18,115)            (14,483)
     Decrease in gift certificates and customer deposits                               (13,293)            (24,000)
     Increase (decrease) in accrued expenses                                           111,442            (159,721)
     Increase decrease in accrued property taxes                                             -               2,942
     Increase in deposits on simulator sales                                           338,678                   -
                                                                            ------------------  ------------------

       Net Cash Used by Operations                                                    (370,196)           (944,839)
                                                                            ------------------ -------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                                 (183,848)           (109,207)
                                                                            ------------------     ----------------

       Net Cash Used by Investing Activities                                          (183,848)           (109,207)
                                                                            ------------------ --------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loans from and (repayments to) related parties                                      (50,000)            200,000
   Proceeds from issuance of notes payable                                             604,000                   -
   Bridge loan proceeds                                                                      -             500,000
                                                                            ------------------  ------------------

       Net Cash Provided by Financing Activities                                       554,000             700,000
                                                                            ------------------  ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (44)           (354,046)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         249,005             582,905
                                                                            ------------------  ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $          248,961  $          228,859
                                                                            ==================  ==================


The accompanying notes are an integral part of these consolidated financial statements.


        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)




                                                                             For the Six Months Ended
                                                                                       June 30,
                                                                            -------------------------------------------
                                                                               2004                     2003
                                                                            ---------------      --------------------


SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Cash paid for interest                                                   $            3,443  $                -
   Cash paid for income taxes                                               $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

   Common stock issued for accrued liabilities                              $          115,620  $                -
   Accrued interest converted to notes payable                              $              250  $                -
   Discount on convertible notes                                            $          276,122  $                -
   Common stock issued for capitalized loan fees                            $           15,000  $                -


The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.       Unaudited Interim Financial Information

              The accompanying unaudited condensed consolidated balance sheets of Interactive Motorsports and Entertainment Corp. (the "Company") at June 30, 2004 and the unaudited consolidated statements of operations and statements of cash flows for the three and six months ended June 30, 2004 and 2003, have been prepared by the Company's management and do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Although management believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual financial statements included in the Company's annual report on Form 10-KSB. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004 or any future period.

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

NOTE 2 -      EQUITY TRANSACTIONS

              On June 9, 2004, the Company issued 250,000 shares of its common stock for consulting services valued at $15,000. On June 1, 2004 and June 25, 2004, the Company issued 8,117 and 149,805 shares of its common stock for payment of interest on the bridge financing respectively.

NOTE 3 -      DEBT AND CREDIT ARRANGEMENTS

              Pursuant to a note and option purchase agreement and security agreement dated February 2, 2004, the Company has issued notes payable in the amount of $419,000 during the three months ended June 30, 2004. The notes are due February 2, 2005, but may be prepaid after six months from their date of issuance. Each note comes with an option to purchase common shares of the Company equal to the amount of notes purchased divided by the fair market value of the Company's stock on the date of issuance of the note.

              Options to purchase 5,152,272 shares of the Company's common stock were granted during the three months ended June 30, 2004. The options were valued at $142,658 and will be amortized to interest expense over their life which expires March 1, 2005. Amortization of option discount of $53,312 was included in interest expense for the three months ended June 30, 2004.

NOTE 3 -      DEBT AND CREDIT ARRANGEMENTS (continued)

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

NOTE 5 -       MANAGEMENT PLANS

               The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and contemplate the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result if the Company is unable to obtain additional financing. Absent additional funding, the Company believes the projected level of cash receipts from Revenue Share sites, existing lease contracts, contracts to purchase Simulator systems, and from simulator and merchandise sales will likely be sufficient to fund the daily operations of the business through 2004, although there can be no assurance.

               In July of 2003, management revised the Company's business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.) and mobile lease programs such as the Nextel Experience. Without the burden of occupancy costs and labor costs, management believes this is a profitable model going forward, but the model is not yet proven and there can be no assurances of its success. One full quarter of financials has not yet occurred under the revised business model and assigned leases (lease assignments occurred from May through July), so management has not yet had the opportunity to prove the model. However, preliminary financials from July of 2004, the first month of its third quarter, along with signed revenue share agreements and simulator sale orders, give management reason to be confident in stating that the Company will achieve positive EBITDA and quarterly profitability for the foreseeable future. The Company completed its first sale of simulators in the month of July, and management believes that sales will continue into the future.

               For the period ending June 30,, 2004, the Company's revenue channels generated revenue of approximately $3.1 million. Operating prior to the lease assignments and without the necessary capital to properly market and merchandise these stores, sales performance resulted in a net loss of approximately $1.09 million for the six month period. Performance for the three months ending June 30, 2004 resulted in a loss of approximately $568,000 on revenue of approximately $1.5 million for the quarter. The Company assigned five of its mall leases to Checker Flag Lightning and moved the assets from a sixth mall location to another more favorable revenue share location by the end of July, 2004. As of this filing, each of the landlords has orally approved the terms of the assignments and each has permitted the conversion of the stores to Checker Flag Lightning, including physical improvements to the site, while the final agreements are in various stages of draft

               NOTE 5 -    MANAGEMENT PLANS

               forms. Management believes the improved financials resulting from the lease assignments and the increased revenue share and lease business will enhance the Company's ability to secure long term debt or equity financing. The payables due to the landlords (the vast majority of the current outstanding payables) were addressed in the lease assignments to Checker Flag Lightning and various payment plans are in place which are favorable to the Company.

               The primary source of funds available to the Company going forward are receipts from customers for simulator and merchandise sales in its owned and operated racing centers, percentage of gross revenues from simulator races and minimum guarantees from revenue share sites, profits from the sale of simulators to third parties, proceeds from equity offerings including the $2,610,050 received in August 2002, proceeds from debt offerings including the $700,000 in Secured Bridge Notes and warrants issued in March 2003, and the $750,000 in new Notes and options issued between February and June, 2004, loans from shareholders, credit extended by vendors, and possible future financings.

               As of the filing of this Form 10-QSB, the net proceeds of $604,000 from the Notes and options financing received in the first six months of 2004 and earmarked for operations has been depleted and the Company believes the projected level of cash receipts from Revenue Share sites, existing lease contracts, contracts to purchase Simulator systems, and from simulator and merchandise sales will likely be sufficient to fund the daily operations of the business through 2004, although there can be no assurance. Under the restructured business model, sales for the first six months of 2004 are 22.3% lower than for the same period one year ago, while occupancy costs and payroll costs are 31.3% and 27.8% lower respectively, resulting in a reduction in the net loss of 38.9% or $691,751 for the comparable six month periods. With five mall leases assigned to Checker Flag Lightning and a sixth moving to an improved location by the end of July, 2004, management reconfirms its earlier statement that the assignments will result in a positive EBITDA for the company.

               With the cash flow improving, and in the opinion of management under control, and various purchase and revenue share agreements signed that establish a much greater value for the Company's assets than the balance sheet shows, the Company is more confident than ever that it will be successful in raising additional working capital through a collateralized debt offering,. While the company believes that these financing efforts will be successful, there are no assurances. Management believes that some combination of simulator sales (from existing inventory of owned and unencumbered simulators), along with collateralized debt financing may generate enough capital to sustain the business until permanent financing can be obtained, although there can be no assurances.

               Since inception, the Company's short-term and long-term plans have included raising a level of investment adequate to accomplish the objectives of the business. The desired level of financing has not yet been achieved. Absent additional funding, the Company believes it may have sufficient cash flow to sustain daily operations, but additional financing is required to fully implement the desired level of growth in its revised business model. The Company's ability to raise the desired financing will depend on many factors, including the economic and market conditions prevailing at the time financing is sought. Management believes that the investment climate since the Company commenced operations has generally been unfavorable, particularly to newer enterprises, which has hindered the Company in obtaining its financing goals. Nonetheless, management believes that the recent mall lease conversions to revenue share locations, combined with some combination of simulator sales (from existing inventory of owned and unencumbered simulators) and the increased revenues from the recently signed third party revenue share agreements will allow the Company to achieve positive EBITDA and monthly profitability. While management is pursuing various forms of Financing, there can be no assurance that additional financing will be available or, if available, that it will be on terms acceptable to the Company.

               Currently, the Company is exploring collateralized debt financing with several sources and is in various stages of discussion with each. The Company has interest from parties interested in an equity investment in the Company, but management's first priority is secured debt financing using as collateral its simulator inventory and its recent sales and revenue share transactions to establish a market value of $75,000 per simulator.

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

Interactive Motorsports and Entertainment Corp. ("IMTS" or the "Company"), an Indiana corporation, through its wholly owned subsidiary, Perfect Line, Inc., is a world leader in race simulation that owns and operates two NASCAR Silicon Motor Speedway ("NSMS") racing centers with a total of 24 simulators under its revised business model, and has agreements for revenue share sites featuring 119 simulators and lease agreements for an additional 8 simulators. NSMS customers experience driving in a NASCAR race car that simulates the motion, sights and sounds of an actual NASCAR event. Located in high profile, high traffic locations, the Company's racing centers range from 2 to 12 racecar simulators per location and many sites offer what the Company believes to be the best selling NASCAR driver merchandise available to the market.

In July of 2003, management revised the Company's business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.) and mobile lease programs such as the Nextel Experience. Revenue share racing centers opened in Monterey, California and St. Louis, Missouri in 2003, and installations are scheduled in 2004 for Syracuse, New York, Sao Paulo, Brazil, and Toronto, Ontario, Canada. The Company recently established two new revenue streams that management believes will be beneficial to the Company in the future, mobile leases and sales of simulator equipment. A total of 30 simulators have been ordered for purchase, primarily from overseas (United Kingdom, Russian Federation and United Arab Emirates). At the 2004 Daytona 500 in February, Nextel debuted The Nextel Experience, a mobile fan interactive experience that features six of the Company's race simulators. The Nextel Experience will have a prominent location at each of the NASCAR Nextel Cup events for at least the next three seasons. Nextel has contracted for a second mobile experience that they use for promotional events that features two of the Company's simulators

For the six month period ending June 30, 2004, the Company's revenue channels generated revenue of approximately $3.1 million. Operating prior to the lease assignments and without the necessary capital to properly market and merchandise these stores, sales performance resulted in a net loss of approximately $1,09 million for the 6 month period. Performance for the 3 months ending June 30, 2004 resulted in a loss of approximately $568,000 on revenue of approximately $1.5 million for the quarter. The Company assigned five of its mall leases to Checker Flag Lightning and moved the assets from a sixth mall location to another more favorable location by the end of July, 2004. Management believes the improved financials resulting from the lease assignments and the increased revenue share and lease business will enhance the Company's ability to secure long term debt or equity financing. The payables due to the landlords (the vast majority of the current outstanding payables) were addressed in the lease assignments to Checker Flag Lightning and various payment plans are in place which are favorable to the Company. As of this filing, each of the landlords has orally approved the terms of the assignments and each has permitted the conversion of the stores to Checker Flag Lightning, including physical improvements to the site, while the final agreements are in various stages of draft forms.

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

Locations


Company Owned (24 simulators):

              Location                     Market              Sq. Ft.          Simulators
       --------------------         -------------------     -----------         ----------
1)       Mall of America            Minneapolis, MN           5,899             12 racecars
2)       Universal CityWalk         Los Angeles, CA           5,000             12 racecars


Revenue Share (119 simulators):


             Location                      Market              Sq. Ft.          Simulators
     ----------------------         -------------------     -----------         ----------
1)       Opry Mills                 Nashville, TN             6,007             10 racecars
2)       Woodfield (1)              Chicago, IL               6,111              6 racecars
3)       Palisades Center           Nyack, NY                 5,700             12 racecars
4)       Concord Mills              Charlotte, NC             7,865             12 racecars
5)       Mall of Georgia            Atlanta, GA               5,895              8 racecars
6)       Katy Mills                 Houston, TX               6,172              8 racecars
7)       Riverchase Galleria        Birmingham, AL            6,188              8 racecars
8)       NASCAR SpeedPark           Sevierville, TN           1,584              6 racecars
9)       Pavilion Ocean Front       Myrtle Beach, SC          2,600              5 racecars
10)      RiverTown Crossing         Grand Rapids, MI          6,100              8 racecars
11)      Cowboy Pizza               Monterey, CA                968              4 racecars
12)      NASCAR SpeedPark           St. Louis, MO             1,496              6 racecars
13)      Burdick Driver's Village(2) Syracuse, NY             3,472              8 racecars
14)      Playcenter(3)              Sao Paulo, Brazil         1,000              4 racecars
15)      Jordan Creek Town Ctr      Des Moines, Iowa          4,000              8 racecars
16)      NASCAR SpeedPark(4)        Toronto, Ontario          1,500              6 racecars

        (1) Six simulators are moving to Checker Flag Lightning store at Gurnee Mills in Gurnee, IL
        (2) Scheduled to open in August, 2004
        (3) Scheduled to open TBD
        (4) Scheduled to open in November, 2004


Mobile Units (8 simulators):

1) Nextel Mobile Experience       2003-05 NASCAR Nextel Cup series events         6 racecars
2) Nextel Mini Mobile Experience  Various markets                                 2 racecars


Sales of Simulators (30 simulators):

        Buyer                          Market                  Simulators
       --------                        ------                   ----------
1)  Roltex                     Moscow, Russian Federation       8 racecars
2)  Yello Properties           London, United Kingdom          12 racecars
3)  Tonne Mgmt                 Wisconsin Dells, WI              4 racecars
4)  I-Vision Technologies      Abu Dhabi, UAE                   4 racecars
5)  Fort Gordon                Ft. Gordon, GA                   2 racecars



History

Perfect Line, LLC, the predecessor of the Company's wholly owned subsidiary Perfect Line, Inc. ("Perfect Line"), was formed in 2001 as a Delaware limited liability company and merged with and into Perfect Line, Inc. on August 1, 2002. Perfect Line is a world leader in race simulation, in the business of owning and operating simulated racing centers, selling racing related merchandise, revenue sharing with partners in malls, amusement parks, family entertainment centers, casinos and auto malls, leasing for mobile fan interactive experiences and the selling simulators to third parties.

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

Perfect Line re-opened 12 of the racing centers, which utilized 136 of the simulators, between July 2001 and August 2002. The Company then warehoused 32 simulators for future deployment and 2 simulators are used for research and development purposes at the Company's technology center in Santa Clara, California. The proprietary technology includes two U.S. Patents, which combine to create what management believes to be one of the world's most realistic simulations of the sights, sounds and motions experienced by driving in an actual NASCAR race. The proprietary motion-based platform that the racecar simulator is mounted on is among the other assets that were acquired and licensed as part of the transaction.

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

The Company's Current Operations, Recent Developments and Plan for the Future

The Company's primary focus is to leverage the Company's ownership of its internationally unique, proprietary race car simulation technology and create the largest chain of officially-licensed, NASCAR-branded entertainment centers in the world. The Company believes that this can be done profitably through a combination of owned and operated racing centers, third party revenue share locations (family entertainment centers, amusement parks, casinos, auto malls, etc.), mobile unit leases and the domestic and international sales of the race simulator product.

NASCAR racing is currently the #1 spectator sport in America. The Company has an exclusive license agreement with NASCAR for location-based entertainment, which includes the right to use the NASCAR name within the Silicon Motor Speedway logo, on racing center signage, within collateral sales materials, on the NSMS web site, and within the NSMS racing simulator software. The Company has also secured licenses with many popular racetracks in the United States, and the cars driven by many of the race fans' favorite Nextel Cup teams and drivers, ranging from established stars such as Dale Earnhardt, Jr., Tony Stewart and Dale Jarrett, to rising stars like Matt Kenseth and Kurt Busch. These licensing agreements and the use of NASCAR related identities and marks provide immediate name recognition, credibility, and authenticity to NSMS.

The Company has integrated these license agreements with sophisticated proprietary racing simulator technology to create a chain of NASCAR-themed, family-oriented, racing entertainment and retail merchandise centers. Many of the Company's racing centers are in some of America's premier shopping malls, giving us access to over 160 million annual site visits from potential customers.

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

The Company and Checker Flag Lightning of Grandville, Michigan, tested the conversion of one of the Company's mall racing centers to a Checker Flag Lightning retail merchandise and entertainment center beginning in November of 2003. The lease at the racing center within RiverTown Crossing in Grandville, Michigan was assigned to Checker Flag Lightning and the store was remodeled by reducing the number of simulators to 8 from 10, and building out the retail merchandise space to fill nearly half of the 6100 square feet with NASCAR merchandise. The success of this model led to an agreement with Checker Flag Lightning in March of 2004 to assign seven of the Company's mall leases with the intent to convert each of them to the new mall model. Landlord approval and consent to the assignments are currently in process. In addition, Checker Flag Lightning recently opened a 3,500 square foot retail merchandise and entertainment center featuring 8 of the Company's simulators in the new Jordan Creek Town Center in West Des Moines, Iowa. The layout and design of this new center is expected to be the model for future Checker Flag Lightning mall centers.

The Company recently established two new revenue streams that management believes will be beneficial to the Company in the future, mobile leases and sales of simulator equipment. A total of 30 simulators have been ordered for purchase, primarily from overseas (United Kingdom, Russian Federation and United Arab Emirates). At the 2004 Daytona 500 in February, Nextel debuted The Nextel Experience, a mobile fan interactive experience that features six of the Company's race simulators. The Nextel Experience will have a prominent location at each of the NASCAR Nextel Cup events for at least the next three seasons. Nextel has contracted for a second mobile experience that they use for promotional events that features two of the Company's simulators.

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

In order to meet the ongoing demand for the Company's simulators, the Company has submitted purchase orders for 50 new race car simulators with Elan Motorsports Technologies who will manufacture and assemble the simulators at a rate of 2 per week beginning in September. The manufacturing will be funded by a combination of advance deposits due from customers and the financing that the Company anticipates generating due to the Company's recent financial improvements.

Overview of Financial Position and Results of Operations

During the six months ended June 30, 2004, the Company had total revenues of $3,093,172 compared to $3,981,064 for the six months ended June 30, 2003. The decrease in revenue of 22.3% is attributed to: a) the closing of two racing centers (Arbor Place and Crossgates Mall), b) the conversion of 4 company store locations to revenue share locations (Grandville MI, Charlotte NC, Nashville TN, and Houston TX) c). the weakness of the economy and the war in Iraq, d) revenues in the first quarter of 2003 included a sales promotion that management chose not to repeat in the first quarter of 2004, e) the company's lack of capital, resulting in 1) an inability to properly advertise and promote the racing centers, and 2) an inability to purchase merchandise inventory at levels necessary to adequately stock its remaining stores.

The company accelerated its turnaround plan in the three months ending June 30, 2004. Although sales declined 20.3% as compared to the three months ending June 30, 2003, operating expenses declined at an even faster rate, resulting in a 52.6% decrease in the operating loss for the quarter ending June 30, 2004 as compared to the same period in 2003. Payroll expenses declined 29.9% and rent expense declined 34.6% when comparing the second quarter 2004 to the second quarter 2003. The net loss for the quarter ending June 30,2004 of ($567,512) was 44.5% lower than the ($1,023,175) loss for the same quarter one year ago.

For the six months ending June 30,2004, sales declined 22.3% as compared to the six months ending June 30, 2003. Again, operating expenses declined at an even faster rate, resulting in a 45.8% decrease in the operating loss for the six months ending June 30, 2004 as compared to the same period in 2003. Payroll expenses declined 27.8% and rent expense declined 31.3% when comparing the first six months of 2004 to the first six months of 2003. The net loss for the first half of 2004 of ($1,087,889) was 38.9% lower than the ($1,779,610) loss for the first same period one year ago. The Company has not generated a profit nor has it generated sufficient cash flow since inception to fund operations. Since inception on May 31, 2001 and through June 30, 2004, the Company has accumulated aggregate losses totaling ($7,522,544).

The Company's cash flow position from operations also improved, albeit not to the level necessary to fund ongoing operations. Cash generated from operations for the six months ending June 30, 2004 improved by almost $575,000 from the same six month period in 2003. Cash used by operations improved to $370,196 as compared to $944,839 for the first six months of 2003. Additionally, the Company relied less on its trade payables to fund operations during the first six months of 2004 than during the same period in 2003. Accounts payable increased by only $109,549 during the first half of 2004, as compared to increasing by $766,755 during the first half of 2003. Cash flow from all sources (operations, investing activities and financing activities) was sufficient to fund the company during the six months ending June 30, 2004, as compared to a cash flow deficit of $354,046 generated from all sources for the six months ending June 30, 2003. The cash position remained virtually unchanged from December 31, 2003 to June 30, 2004, as compared to a $354,046 reduction in the cash position from December, 2002 to June 30, 2003.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002 from the sale of Preferred Stock, the $700,000 borrowed March 2003, $691,000 received from deposits for the purchase of racecar simulators by third parties, $604,000 received in the first six months of 2004 from the net proceeds of Notes, and $1,353,000 by delaying payment to its vendors. The Company is in the process of soliciting additional debt and/or equity financing to fund current operating deficits and the Company's growth plan. See further discussion under the "Liquidity and Capital Resources" section below.

Review of Consolidated Financial Position

Cash and Cash Equivalents: The Company had $248,961 in cash and cash equivalents as of June 30, 2004 compared with $249,005 at December 31, 2003, an decrease of $44. This stable position of cash during the half was due principally to the improvement in bottom line performance, sale of notes totaling $604,000, and the receipt of $338,678 in deposits from third parties committing to the future purchase of racecar simulators. See further discussion under the "Liquidity and Capital Resources" section below.

Trade Accounts Receivable: As the new business model is implemented, management believes this component of the balance sheet will increasingly reflect the revenue due to the Company from our revenue share sites. The increase in Trade Receivables of $78,721 from December 31, 2003 to June 30, 2004 is due to the timing difference of when the revenue from our Revenue Share sites is recognized, and when payment is due during the following month.

Merchandise Inventory: At June 30, 2004, merchandise inventory decreased by $25,471 from December 31, 2003 levels due primarily to the conversion of three company store locations to Revenue Share locations during the period. In addition, the company continued to be deficient in the capital necessary to stock its remaining stores to the level necessary to generate increases in revenue from the sale of merchandise.

Notes Payable: Between February and June, 2004 the Company sold secured notes totaling $750,000 and granted options in connection therewith as further discussed in Note 3 to the Consolidated Financial Statements. Of the total amount received, $276,122 was attributed to options and the remainder of $473,878 was attributed to the notes. The notes bear interest at a rate of 9.6% per annum. All amounts due under the notes are due and payable February 2, 2005. Proceeds from the March, 2003 Bridge Note in the amount of $145,750 were used to acquire a like amount of the 2004 notes.

Deposits on Simulator Sales: During the six month period ending June 30, 2004, the Company entered into three more agreements for the purchase of its proprietary racecar simulators, and collected $390,678 in deposits per the terms of these agreements. Additionally, the $100,000 deposit received in a prior period was applied to lease payments that became due on January 1, 2004, and April 1, 2004.

Other Liabilities: Accounts payable, accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends.

Review of Consolidated Results of Operations

During the six months ended June 30, 2004, the Company had total revenues of $3,093,172 compared to $3,981,064 for the six months ended June 30, 2003. The decrease in revenue of 22.3% is attributed to: a) the closing of two racing centers (Arbor Place and Crossgates Mall), b) the conversion of 4 company store locations to revenue share locations (Grandville MI, Charlotte NC, Nashville TN, and Houston TX) c). the weakness of the economy and the war in Iraq, d) revenues in the first quarter of 2003 included a sales promotion that management chose not to repeat in the first quarter of 2004, e) the company's lack of capital, resulting in 1) an inability to properly advertise and promote the racing centers, and 2) an inability to purchase merchandise inventory at levels necessary to adequately stock its remaining stores.

Operating expenses for the six months ended June 30,, 2004 were approximately 130% of net sales and approximately 143% for the comparable period in 2003. The primary reasons for the decrease in 2004 are the decreases in employee compensation expenses, and rent expense. In the period ending June 30, 2004, employee compensation expenses decreased by $672,250 as compared to the period ending June 30, 2003, due to reductions in the corporate staff, the store manager ranks, the elimination of the Group Sales division, and the conversion of 4 company store locations to Revenue Share locations. The reductions in rent expense are the result of store closures, store conversions to revenue share locations, and the renegotiation of leases at the remaining store locations.

Despite the reduction in revenue for the period as compared to the same period last year, the net loss for the six months ending June 30, 2004 of $1,087,889 was $691,751 less than the loss for the same period ending June 30, 2003. This was the result of the implementation of the new business model and cost containment activities enacted by management beginning in the second half of 2003 and continuing through the first six months of 2004.

Liquidity and Capital Resources

The primary source of funds available to the Company are receipts from customers for simulator and merchandise sales in its owned and operated racing centers, percentage of gross revenues from simulator races and minimum guarantees from revenue share sites, proceeds from equity offerings including the $2,610,050 received in August 2002, proceeds from debt offerings including the $700,000 in Secured Bridge Notes and warrants issued in March 2003, and the $750,000 in new Notes and options issued between February and June, 2004, loans from shareholders, credit extended by vendors, and possible future financings. Going forward, the Company anticipates profits from the sale of simulators, with the first complete sale of simulators occurring in July of 2004.

As of the filing of this Form 10-QSB, the net proceeds of $604,000 from the Notes and options financing received in the first six months of 2004 and earmarked for operations has been depleted and the Company believes the projected level of cash receipts from Revenue Share sites, existing lease contracts, contracts to purchase Simulator systems, and from simulator and merchandise sales will likely be sufficient to fund the daily operations of the business through 2004, although there can be no assurance. Under the restructured business model, sales for the first six months of 2004 are 22.3% lower than for the same period one year ago, while occupancy costs and payroll costs are 31.3% and 27.8% lower respectively, resulting in a reduction in the net loss of 38.9% or $691,751 for the comparable six month periods. With five mall leases assigned to Checker Flag Lightning and a sixth moving to an improved location by the end of July, 2004, management reconfirms its earlier statement that the assignments will result in a positive EBITDA for the company.

With the cash flow improving, and in the opinion of management under control, and various purchase and revenue share agreements signed that establish a much greater value for the Company's assets than the balance sheet shows, the Company is more confident than ever that it will be successful in raising additional working capital through a collateralized debt offering,. While the company believes that these financing efforts will be successful, there are no assurances that agreements can be reached on terms acceptable to management. Management believes that some combination of simulator sales (from existing inventory of owned and unencumbered simulators), along with collateralized debt financing will generate enough capital to sustain the business until permanent financing can be obtained, although there can be no assurances.

Since inception, the Company's short-term and long-term plans have included raising a level of investment adequate to accomplish the objectives of the business. The desired level of financing has not yet been achieved. Absent additional funding, the Company believes it may have sufficient cash flow to sustain daily operations, but additional financing is required to fully implement the desired level of growth in its revised business model. The Company's ability to raise the desired financing will depend on many factors, including the economic and market conditions prevailing at the time financing is sought. Management believes that the investment climate since the Company commenced operations has generally been unfavorable, particularly to newer enterprises, which has hindered the Company in obtaining its financing goals. Nonetheless, management believes that the recent mall lease conversions to revenue share locations, combined with some combination of simulator sales (from existing inventory of owned and unencumbered simulators) and the increased revenues from the recently signed third party revenue share agreements will allow the Company to achieve positive EBITDA and monthly profitability. While management is pursuing various forms of financing, there can be no assurance that additional financing will be available or, if available, that it will be on terms acceptable to the Company.

During the six months ended June 30, 2004, the operating activities of the Company used net cash of $370,196 compared to net cash used of $944,839 for the comparable period in 2003. The majority of the increase in cash provided by operations was due to a smaller loss from operations, an increase in deposits on future simulator sales, and an increase in accrued expenses.

During the six months ended June 30, 2004, the Company used $183,848 of net cash in investing activities compared with $109,207 of net cash used in investing activities during the comparable period in 2003. In 2004, the net cash used relates primarily to the refurbishment of existing simulators for placement in new revenue share locations, and to purchase the necessary components to effect the sale of 4 simulator systems to a client in Abu Dhabi, UAE.

During the six months ended June 30, 2004, the Company generated $554,000 of net cash in financing activities, compared with $700,000 in the comparable period in 2003. The Company will continue to use the debt and equity markets to raise sufficient capital to fund its growth opportunities as it continues to implement its new business model, focusing on revenue share opportunities.

The Company intended to use the debt and equity markets to raise sufficient capital to fund the operating expenses until the completion of the landlord assignments and revenues from simulator sales is received. To that end, all of the $554,000 of net cash provided through financing activities during the six month period ending June 30, 2004 representing the receipt of proceeds from the issuance of the Secured Note and Option Agreement has been fully used to fund daily operations, including simulator refurbishments for future growth. Additionally, the Company has consumed all of the $745,750 cash provided through financing activities during the year ended December 31, 2003 representing the receipt of proceeds from the issuance of the Secured Bridge Notes and warrants in March 2003, along with a promissory note in August 2003. The Secured Bridge Notes matured at December 31, 2003, but two of the note holders representing $550,000 have entered into extension agreements pursuant to which the maturity of the notes is extended to September 30, 2004, one purchaser of $50,000 has been repaid in full by the Company, and $145,750 was converted during the first six months of 2004 to the Company's recent Note and Option Agreement.

As of June 30, 2004, the Company had cash and cash equivalents totaling $248,961 compared to $249,005 at December 31, 2003. Current assets totaled $415,174 at June 30, 2004 compared to $381,335 on December 31, 2003. Current liabilities totaled $4,417,161 on June 30,, 2004 compared with $3,654,089 on December 31, 2003. As such, these amounts represent an overall decrease in working capital of $729,233 for the six months ending June 30, 2004.


ITEM 3. Controls and Procedures

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

                                     PART II

Item 1.  Legal Proceedings

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. As of June 30, , 2004 and as of the filing of this Interim Report on Form 10-QSB, the Company is not aware of any material legal actions directed against the Company.

Item 2.  Changes in Securities


On June 1, 2004, the Company issued 8,117 common shares to its former President for the payment in full of the Stock Purchase Interest on the Bridge financing.

On June 10, 2004, the Company issued 75,000 common shares to Cameron & Associates for consulting services provided.

On June 10, 2004, the Company issued 175,000 common shares to Steven Eisenberg for consulting services provided.

On June 25, 2004, the Company issued 149,805 shares to Ropart Asset Management Fund for the payment of the Stock Purchase Interest on the Bridge financing.



Item 3.  Defaults Upon Senior Securities

None, not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None, not applicable.

Item 5.  Other Information

None, not applicable.

Item 6.   Exhibits and Reports on Form 8-K

A. Exhibits.

         10.1     Form of Note and Option Purchase Agreement and Security
                  Agreement *
         10.2     Form of Procurement Contract *
         10.3     Form of Master Revenue Sharing Agreement*
         31.1 Certification of the principal executive officer, William R. Donaldson, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2     Certification  of the principal  financial  officer,  William
                  R. Donaldson, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1     Certification  of the principal  executive  officer,  William
                  R. Donaldson, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2     Certification  of the principal  financial  officer,  William
                  R. Donaldson, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         * Incorporated by reference from form 10-QSB filed on May 17, 2004

B. Reports on Form 8-K.

         99.7 Announcement that for the first time, the Company achieved positive cash flow from operations for the first quarter, 2004 dated May 18, 2004.
         99.8 Announcement of the completion of the Company's $750,000 Note and Purchase Agreement and Security Agreement dated June 10, 2004.
         99.9     Announcement of a letter to Shareholders dated June 28, 2004.













                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

Date: August 16, 2004              By:       /s/ William R. Donaldson
                                   --------------------------------------------
                                   William R. Donaldson
                                   Chairman of the Board and Chief Executive
                                   Officer


Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: August 16, 2004             By:       /s/ William R. Donaldson
                                  ----------------------------------------------
                                  William R. Donaldson
                                  Chairman of the Board and Chief Executive
                                  Officer
                                  (Principal Executive Officer)

Date: August 16, 2004             By:       /s/ William R. Donaldson
                                  ----------------------------------------------
                                  William R. Donaldson
                                  Chairman of the Board and Chief Executive
                                  Officer
                                  (Principal Financial Officer)

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