Form 10QSB
period 2004-09-30
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2004-11-15
CIK 1115551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                                OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2004

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


Indicate by checkmark whether the Issuer: (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [x] No [] (2) Yes [x] No []

As of November 9, 2004, there were 87,003,140 (par value $0.0001) common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Exhibit Index on page 25.



                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB



                                                                                                              Page
Section                                                                                                     Number

NOTE ON FORWARD LOOKING INFORMATION                                                                            3
BASIS OF PRESENTATION..........................................................................................4

                                     PART I

Item 1.    Unaudited Financial Statements and Notes to Financial Statements
                  Consolidated Balance Sheets at September 30, 2004 and December 31, 2003......................5
                Consolidated Statements of Operations for the Three Months Ended
                  September 30, 2004 and2003 ..................................................................7
                Consolidated Statements of Operations for the Nine Months Ended
                  September 30, 2004 and 2003    ..............................................................8
                Consolidated Statement of Shareholders' Equity
                  for the Nine Months Ended September 30, 2004.................................................9
                Consolidated Statements of Cash Flows for the Nine Months
                   Ended September 30, 2004 and 2003...........................................................10
                  Notes to Consolidated Financial Statements...................................................12
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............16
Item 3.    Internal Controls and Procedures....................................................................24


                                     PART II

Item 1.    Legal Proceedings...................................................................................24
Item 2     Changes in Securities. .............................................................................24
Item 3     Defaults Upon Senior Securities.....................................................................24
Item 4.    Submission of Matters to a Vote of Security Holders.................................................24
Item 5.         Other Information..............................................................................24
Item 6.         Exhibits and Reports on Form 8-K...............................................................24


SIGNATURES  ...................................................................................................25

CERTIFICATIONS  ...............................................................................................25

EXHIBITS INDEX ................................................................................................26

EXHIBITS   ....................................................................................................27


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

As Perfect Line had revenues, operations, and business activity, for financial reporting purposes, Perfect Line is considered the acquirer, and therefore the predecessor, and the Company is considered the acquiree for accounting and reporting purposes. Due to the fact that the merger is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. The operations of Interactive Motorsports and Entertainment Corp. have been included in consolidation from August 2, 2002 through September 30, 2004.

All information in this Form 10-QSB is presented from the perspective of Interactive Motorsports and Entertainment Corp. and its subsidiary Perfect Line and not from the perspective of PIH.

                                     PART I

Item 1. Condensed Financial Statements

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS

                                                                            September 30,         December 31,
                                                                                2004                  2003
                                                                         -----------------     -----------------
                                                                         (Unaudited)


CURRENT ASSETS

   Cash and cash equivalents                                             $         115,736     $         249,005
   Trade accounts receivable                                                       143,021                39,459
   Other receivable                                                                      -                10,000
   Merchandise inventory                                                            41,018                48,875
   Prepaid insurance and other expenses                                             84,736                33,996
                                                                         -----------------     -----------------

     Total Current Assets                                                          384,511               381,335
                                                                         -----------------     -----------------

PROPERTY AND EQUIPMENT, NET                                                        741,964               869,014
                                                                         -----------------     -----------------

OTHER ASSETS

   Deposits                                                                         41,990                39,953
   Other intangible assets, net                                                     27,695                11,542
                                                                         -----------------     -----------------

       Total Other Assets                                                           69,685                51,495
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $       1,196,160     $       1,301,844
                                                                         =================     =================





The accompanying notes are an integral part of these consolidated financial statements




        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                  LIABILTIES AND SHAREHOLDERS' EQUITY (Deficit)

                                                                            September 30,         December 31,
                                                                                2004                  2003
                                                                         -----------------     -----------------
                                                                         (Unaudited)


CURRENT LIABILITIES

   Accounts payable                                                      $       1,522,913     $       1,561,830
   Accrued payroll and payroll taxes                                                80,616                98,858
   Sales tax payable                                                                29,378                51,308
   Gift certificates and customer deposits, net                                     32,413               113,087
   Deposits on simulator sales                                                     728,723               352,692
   Accrued expenses                                                                674,953               776,314
   Notes payable - related parties                                                 196,000               200,000
   Notes payable                                                                   973,987               500,000
                                                                              ------------            ----------

       Total Current Liabilities                                                 4,238,983             3,654,089
                                                                         -----------------     -----------------

LONG TERM LIABILITIES

   Note payable - related party                                                          -                45,750
                                                                         -----------------     -----------------

       Total Long Term Liabilities                                                       -                45,750
                                                                         -----------------     -----------------

     TOTAL LIABILITIES                                                           4,238,983             3,699,839
                                                                         -----------------     -----------------

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Deficit)

   Convertible preferred stock, $0.0001 par value,
     10,000,000 shares authorized, -0- and 2,272,728
     shares issued and outstanding                                                       -                   227
   Common stock; $0.0001 par value, 200,000,000 shares
     authorized, 87,003,140 and 74,314,183 shares issued
     and outstanding, respectively                                                   8,700                 7,431
   Additional paid-in capital                                                    4,463,164             4,029,002
   Retained deficit                                                             (7,514,687)           (6,434,655)
                                                                         -----------------     -----------------

       Total Shareholders' equity (deficit)                                     (3,042,823)           (2,397,995)
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY (Deficit)                                                  $       1,196,160     $       1,301,844
                                                                         =================     =================

The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                             For the Three Months Ended
                                                                                        September 30,
                                                                           -------------------------------------------
                                                                                  2004               2003
                                                                           ------------------  ------------------

TOTAL REVENUES                                                                       $ ,609,412        $  ,775,945
                                                                             ------------------- ------------------

COST OF SALES
   COGS - Merchandise                                                                    54,427             54,200
   Group Sales Expenses                                                                   2,658             15,464
   COGS - Sale of Simulators                                                            122,230               0.00
                                                                             ------------------- ------------------

     Total Cost of Sales                                                                179,315             69,664
                                                                             ------------------- ------------------

GROSS PROFIT                                                                          1,430,097          1,706,281
                                                                             ------------------- ------------------

OPERATING EXPENSES
   Payroll Related Expenses                                                             609,868          1,030,929
   Occupancy Expenses                                                                   336,284            722,739
   Other Operating Expenses                                                             346,774            417,882
                                                                             ------------------- ------------------

     Total Operating Expenses                                                         1,292,926          2,171,550

OPERATING INCOME                                                                        137,171          (465,269)
                                                                             ------------------- ------------------

INTEREST EXPENSE                                                                        129,316             21,000

INCOME (LOSS) BEFORE INCOME TAX                                                           7,855          (486,269)
                                                                             ------------------- ------------------

PROVISION FOR INCOME TAX                                                                   0.00               0.00
                                                                             ------------------- ------------------

NET INCOME (LOSS)                                                             $           7,855   $      (486,269)
                                                                             =================== ==================



BASIC INCOME (LOSS) PER COMMON SHARE                                         $             0.00  $          (0.01)
                                                                             =================== ================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                                        87,003,140         69,700,074
                                                                             ==================  =================


The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                Consolidated Statements of Operations (continued)
                                   (Unaudited)


                                                                             For the Nine Months Ended
                                                                                        September 30,
                                                                           -------------------------------------------
                                                                                  2004                2003
                                                                           ------------------  ------------------

TOTAL REVENUES                                                                  $     4,702,585   $       5,757,009
                                                                             ------------------- -------------------

COST OF SALES
   COGS - Merchandise                                                                   215,506             312,714
   Group Sales Expenses                                                                  11,733              49,738
   COGS - Sale of Simulators                                                            122,230                0.00
                                                                             ------------------- -------------------

     Total Cost of Sales                                                                349,469             362,452
                                                                             ------------------- -------------------

GROSS PROFIT                                                                          4,353,116           5,394,557
                                                                             ------------------- -------------------

OPERATING EXPENSES
   Payroll Related Expenses                                                           2,351,603           3,444,914
   Occupancy Expenses                                                                 1,508,882           2,430,920
   Other Operating Expenses                                                           1,288,027           1,704,170
                                                                             ------------------- -------------------

     Total Operating Expenses                                                         5,148,512           7,580,004

OPERATING LOSS                                                                        (795,396)         (2,185,447)
                                                                             ------------------- -------------------

INTEREST EXPENSE                                                                        284,636              80,432

INCOME (LOSS) BEFORE INCOME TAX                                                     (1,080,032)         (2,265,879)
                                                                             ------------------- -------------------

PROVISION FOR INCOME TAX                                                                   0.00                0.00
                                                                             ------------------- -------------------

NET INCOME (LOSS)                                                              $    (1,080,032)    $    (2,265,879)
                                                                             =================== ===================



BASIC INCOME (LOSS) PER COMMON SHARE                                         $            (0.01) $          (0.04)
                                                                              ==================  ================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                                        86,591,289         64,195,886
                                                                             ==================  =================


The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
             Consolidated Statement of Shareholders'Equity (Deficit)

                                                                                            Additional                   Total
                                                Preferred Stock          Common Stock       Paid-In         Retained   Shareholders'
                                            ------------------------  ---------------                                   Equity
                                            Shares      Amount        Shares   Amount       Capital         Deficit    (Deficit)
                                            ---------      ---------   -----------------    ---------      -------   ---------------



Balance at December 31, 2003                2,272,728   $       227   74,314,183 $ 7,431   $ 4,029,002   $ (6,434,655)$  (2,397,995)

Issuance of common stock for consulting
  services (unaudited)                     -               -              10,000       1         2,299         -              2,300

Issuance of common stock for payment
  of interest (unaudited)                  -               -              65,034       7         9,993         -             10,000

Issuance of common stock for convertible
  preferred stock (unaudited)              (2,272,728)         (227)  11,363,640   1,136          (909)        -            -

Issuance of common stock for
  extinguishments of accrued liabilities
  (unaudited)                              -               -             842,361      85        115,535        -            115,620

Fair value of options granted (unaudited)  -               -               -           -        276,122        -            276,122

Issuance of common stock for
  payment of interest (unaudited)          -               -             157,922      16         16,146        -             16,162

Issuance of common stock  for
  consulting services (unaudited)          -               -             250,000      24         14,976        _             15,000

Net loss for the nine months ended
  September 30, 2004 (unaudited)           -               -               -           -            -       (1,080,032)  (1,080,032)
                                            ----------------------------------------------------------------------------------------

Balance at September  30, 2004 (unaudited) -           $   -          87,003,140 $ 8,700   $  4,463,164    $(7,514,687)  (3,042,823)

The accompanying notes are an integral part of these consolidated financial statements.



        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                        For the Nine Months Ended
                                                                                            September 30,
                                                                            -------------------------------------------------
                                                                                    2004                      2003
                                                                            --------------------           ----------------


CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                 $       (1,080,032)         $(2,265,879)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Depreciation and amortization                                                     304,195             293,392
     Common stock issued for services                                                    3,462              20,580
     Common stock issued for interest                                                   25,000                   -
     Amortization of notes payable discount                                            146,109                   -
     Provision for inventory obsolescence                                                    -              10,000
   Net changes in operating assets and liabilities:
     (Increase) decrease in trade accounts and other receivable                        (93,562)             72,360
     Decrease in merchandise inventory                                                   7,857              82,656
     Increase in prepaid expenses and other assets                                     (50,740)            (52,155)
     Increase in intangibles                                                           (19,700)                  -
     (Increase) Decrease in deposits                                                    (2,036)              4,058
     Increase in accounts payable                                                     (38,917)             837,906
     Increase (Decrease) in accrued payroll and payroll taxes                          (18,242)              8,204
     Decrease in sales tax payable                                                     (21,930)            (18,782)
     Decrease in gift certificates and customer deposits                               (80,674)            (21,962)
     Increase (decrease) in accrued expenses                                            14,509              44,776
     Increase decrease in accrued property taxes                                             -                 434
     Increase in deposits on simulator sales                                           376,031                   -
                                                                            ------------------  ------------------

       Net Cash Used by Operations                                                    (528,670)           (984,412)
                                                                            ------------------ -------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                            (312,055)                (113,659)
   Sale of property and equipment                                                  153,456                       -


       Net Cash Used by Investing Activities                                     (158,599)                (113,659)
                                                                            ------------------ --------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of secured notes with warrants                                     -             740,000
   Loans from and (repayments to) related parties                                      (50,000)                  -
   Proceeds from issuance of notes payable                                             604,000                   -
   Bridge loan proceeds                                                                      -
                                                                            ------------------  ------------------

       Net Cash Provided by Financing Activities                                       554,000             740,000
                                                                            ------------------  ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (133,269)          (358,071)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         249,005             582,905
                                                                            ------------------  ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $          115,736  $          224,834
                                                                            ==================  ==================


The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                   For the Nine Months Ended
                                                                                         September 30,
                                                                            ----------------------------------------------
                                                                               2004                     2003
                                                                            ---------------      --------------------


SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Cash paid for interest                                                   $           87,332  $           43,883
   Cash paid for income taxes                                               $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

   Common stock issued for accrued liabilities                              $          115,620  $                -
   Accrued interest converted to notes payable                              $              250  $                -
   Discount on convertible notes                                            $          276,122  $                -
   Common stock issued for capitalized loan fees                            $           15,000  $                -


The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       Unaudited Interim Financial Information

              The accompanying unaudited condensed consolidated balance sheets of Interactive Motorsports and Entertainment Corp. (the "Company") at September 30, 2004 and the unaudited consolidated statements of operations and statements of cash flows for the three and nine months ended September 30, 2004 and 2003, have been prepared by the Company's management and do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Although management believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual financial statements included in the Company's annual report on Form 10-KSB. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004 or any future period.

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

              Options to purchase 5,152,272 shares of the Company's common stock were granted during the three months ended June 30, 2004. The options were valued at $142,658 and will be amortized to interest expense over their life which expires March 1, 2005. Amortization of option discount of $78,316 was included in interest expense for the three months ended September 30, 2004.

               The notes are secured by certain of the Company's simulators and a worldwide royalty free, non-exclusive license to use the Company's propriety software that is loaded into the simulators which secure the notes.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 3 -       REVENUE SHARING AGREEMENTS

               On March 18, 2004, the Company entered into an agreement with Michigan based Checker Flag Lightning, LLC to convert seven of its nine corporate owned racing centers into revenue share stores. The agreement shifts the burden of occupancy and labor costs to Checker Flag, and provides the Company to be paid a minimum revenue share income for each site. As of September 30, 2004, five of the seven sites listed in the Agreement have been converted, and a sixth site is in the process of being relocated to what management anticipates will be a better mall location.

NOTE 4 -       MANAGEMENT PLANS

               The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and contemplate the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result if the Company is unable to obtain additional financing. Absent additional funding, the Company believes that under the revised business model the projected level of cash receipts from Revenue Share sites, existing lease contracts, contracts to purchase Simulator systems, and from simulator and merchandise sales will likely be sufficient to fund the daily operations of the business for the foreseeable future, although there can be no assurance.

               In July of 2003, management revised the Company's business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.), mobile lease programs such as the Nextel Experience and the purchase of simulators, primarily outside of the U.S. Without the burden of occupancy costs and labor costs, management believed this would be a profitable model going forward, and the profitability of this quarter bears that out. The fourth quarter will be the first full quarter under the restructured mall leases, and with new revenue share locations scheduled for installation and the pipeline of demand continuing to grow, management is optimistic that the Company's profitability will likewise continue to grow, although there can be no assurances.

               Performance for the three months ending September 30, 2004 resulted in the first quarterly profit in the company's short history of approximately $8,000 on revenue of approximately $1.6 million. For the year to date period ending September 30, 2004, the Company's revenue channels generated revenue of approximately $4.7 million. Sales performance resulted in a net loss of approximately $1.080 million for the nine month period, an improvement of $1.186 million over the comparable period in 2003. The Company assigned five of its mall leases to Checker Flag Lightning and is in the process of moving the assets from a sixth mall location to another revenue share location by the end of 2004 which is anticipated to be more favorable. As of this filing, one of the landlords who has orally approved the terms of their assignment has yet to complete the final documents.

               Management believes the Company's demonstration of profitability resulting from the lease assignments and the increased revenue share and lease business will enhance the Company's ability to secure long term debt or equity financing. The payables due to the landlords (the vast majority of the current outstanding payables) were addressed in the lease assignments to Checker Flag Lightning and various

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

               payment plans are in place which management believes are favorable to the Company.

               The primary source of funds available to the Company going forward are receipts from customers for simulator and merchandise sales in its owned and operated racing centers, percentage of gross revenues from simulator races and minimum guarantees from revenue share sites, revenues from leases for mobile units, profits from the sale of simulators to third parties, proceeds from equity offerings including the $2,610,050 received in August 2002, proceeds from debt offerings including the $700,000 in Secured Bridge Notes and warrants issued in March 2003 (reduced to $550,000 as of this filing), and the $750,000 in new Notes and options issued between February and June, 2004, loans from shareholders, credit extended by vendors, and possible future financings.

               As of the filing of this Form 10-QSB, the net proceeds of $604,000 from the Notes and options financing received in 2004 and earmarked for operations has been depleted and the Company believes that under the revised business model the projected level of cash receipts from Revenue Share sites, existing lease contracts, contracts to purchase Simulator systems, and from simulator and merchandise sales will likely be sufficient to fund the daily operations of the business for the foreseeable future, although there can be no assurance. Under the restructured business model, sales for the first nine months of 2004 are 18.3% lower than for the same period one year ago, while occupancy costs and payroll costs are 37.9% and 31.7% lower respectively, resulting in a reduction in the net loss of 52.3% or $1,185,847 for the comparable nine month periods. These significant financial improvements demonstrate that the new business model has, at least initially, proven to be successful.

               With the cash flow improved under the new business model, and in the opinion of management under control, and various purchase and revenue share agreements signed that assist in establishing market value for the Company's assets which are significantly greater than the balance sheet shows, the Company is more confident that it will be successful in raising additional working capital through a collateralized debt offering or through other means. While the company believes that these financing efforts will be successful, there are no assurances. Management believes that some combination of simulator sales (from existing inventory of owned and unencumbered simulators), along with collateralized debt financing may generate enough capital to sustain as well as grow the business, although there can be no assurances.

               While the desired level of financing has not yet been achieved, the Company believes it may have sufficient cash flow to sustain daily operations, but additional financing is required to fully implement the desired level of growth in its revised business model. The Company's ability to raise the desired financing will depend on many factors. Management believes that the recent mall lease conversions to revenue share locations, the now proven profitability of the new business model, combined with some combination of simulator sales (from existing inventory of owned and unencumbered simulators) and the increased revenues from the recently signed third party revenue share agreements will allow the Company to continue to achieve positive quarterly EBITDA and profitability. While management is pursuing various forms of financing, there can be no assurance that additional financing will be available or, if available, that it will be on terms acceptable to the Company.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003


               Currently, the Company is exploring collateralized debt financing with several sources and is in various stages of discussion with each. Certain parties have expressed interest in an equity investment in the Company, but management's first priority is secured debt financing using as collateral its simulator inventory and its recent sales and revenue share transactions to establish a market value of $75,000 per simulator for existing inventory, and $100,000 or more for new simulators that are currently being manufactured.

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

Interactive Motorsports and Entertainment Corp. ("IMTS" or the "Company"), an Indiana corporation, through its wholly owned subsidiary, Perfect Line, Inc., is a world leader in race simulation that owns and operates three NASCAR Silicon Motor Speedway ("NSMS") racing centers with a total of 36 simulators under its revised business model, and has agreements for revenue share sites featuring 128 simulators and lease agreements for an additional 8 simulators and 4 more are expected for 2005. Orders have been placed for 30 simulator purchases. NSMS customers experience driving in a NASCAR race car that simulates the motion, sights and sounds of an actual NASCAR event. Located in high profile, high traffic locations, the Company's racing centers range from 2 to 12 racecar simulators per location and many sites offer what the Company believes to be the best selling NASCAR driver merchandise available to the market.

In July of 2003, management revised the Company's business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.) and mobile lease programs such as the Nextel Experience. At the 2004 Daytona 500 in February, Nextel debuted The Nextel Experience, a mobile fan interactive experience that features six of the Company's race simulators. The Nextel Experience will have a prominent location at each of the NASCAR Nextel Cup events for at least the next three seasons. Nextel has contracted for a second mobile experience that they use for promotional events that features two of the Company's simulators, and is expected to contract for two additional 2-simulator mobile experiences for 2005. Nextel and other potential clients are also considering the Company's new 3D version of the experience under a right of first refusal for a patented 3D process that does not require glasses.

For the nine month period ending September 30, 2004, the Company's revenue channels generated revenue of approximately $ 4.7million. Sales performance resulted in a net loss of approximately $1.080 million for the 9 month period, an improvement of almost $1.2 million over the loss incurred during the same period in 2003. Performance for the 3 months ending September 30, 2004 resulted in a profit of approximately $8,000 on revenue of approximately $1.6 million for the quarter. The Company assigned five of its mall leases to Checker Flag Lightning and is in the process of moving the assets from a sixth mall location to what management believes to be a more favorable location by the end of November, 2004. Management believes the proven profitability of the new business model resulting from the lease assignments and the increased revenue share and lease business will enhance the Company's ability to secure long term debt or equity financing. The payables due to the landlords (the vast majority of the current outstanding payables) were addressed in the lease assignments to Checker Flag Lightning and various payment plans are in place which management believes are favorable to the Company.

The Company has established four primary sources of revenues: (i) company owned and operated racing centers; (ii) lease/revenue share arrangements of two types
- (a) new facility operators for new locations, and (b) new facility operators to assume the Company's operations under presently existing Company locations;
(iii) new operators for mobile arrangements such as with the Nextel experience; and (iv) simulator equipment sales. A brief description of each of those is listed below.

Locations


Company Owned: (Total of 36 Simulators)

              Location                     Market              Sq. Ft.          Simulators
       --------------------         -------------------     -----------         ----------

1)       Mall of America            Minneapolis, MN           5,899             12 racecars
2)       Universal CityWalk         Los Angeles, CA           5,000             12 racecars
3)       Palisades Center           West Nyack, NY            5,700             12 racecars


Revenue Share:  (Total of 128 Simulators)


             Location                      Market              Sq. Ft.          Simulators
     ----------------------         -------------------     -----------         ----------
1)       Opry Mills                 Nashville, TN              6,007            10 racecars
2)       Gurnee MIlls               Chicago, IL                4,000             6 racecars
3)       Concord Mills              Charlotte, NC              7,865            12 racecars
4)       Katy Mills                 Houston, TX                6,172             8 racecars
5)       Mall of Georgia            Atlanta, GA                5,895             8 racecars
6)       Riverchase Galleria        Birmingham, AL             6,188             8 racecars
7)       RiverTown Crossing         Grand Rapids, MI           6,100             8 racecars
8)       Jordon Creek Town Ctr.     DeMoines, IA               4,000             8 racecars
9)       NASCAR SpeedPark           Sevierville, TN            1,584             6 racecars
10)      NASCAR SpeedPark (5)       Myrtle Beach, SC           1,600             6 racecars
11)      NASCAR SpeedPark           St. Louis, MO              1,496             6 racecars
12)      NASCAR SpeedPark (1)       Toronto, Ontario, CAN      1,600             6 racecars
13)      Cowboy Pizza               Monterey, CA                 968             4 racecars
14)      Burdick Driver's Village   Syracuse, NY               3,472             8 racecars
15)      Playcenter(2)              Sao Paulo, Brazil          1,000             4 racecars
16)      Peabody Place (3)          Memphis, TN                5,000            12 racecars
17)      Bass Pro Outdoor (4)       Harrisburg, PA               600             2 racecars
18)      Ent. Dest. of Indiana (5)  Evansville, IN              2100             6 racecars

(1) Scheduled to open in December, 2004
(2) Scheduled to open TBA
(3) Scheduled to open December, 2004
(4) Scheduled to open November, 2004
(5) Scheduled to open March, 2005


Mobile Units: (Total of 14 Simulators)

1)  Nextel Mobile Experience         2003-05 NASCAR Nextel Cup series events    6 racecars
2)  Nextel Mini Mobile Experiences (1)       Various markets                    6 racecars
3)  Perfect Line/National Tour JV (1)        Various markets                    2 racecars
         (1) signed agreement for 2 of the mini experiences and the JV experience expected but not signed on date of filing

Sales of Simulators: (Total of 32 Simulators)

        Buyer                     Market                        Simulators
       --------                   ------                        ----------
1)  Roltex (1)                    Moscow, Russian Federation     8 racecars
2)  Yello Properties (2)          London, United Kingdom        12 racecars
3)  Tonne Mgmt (3)                Wisconsin Dells, WI            4 racecars
4)  I-Vision Technologies         Abu Dhabi, UAE                 4 racecars
5)  Fun City (4)                  Burlington, IA                 2 racecars
6)  Ft. Gordon Military Base (5)  Ft. Gordon, GA                 2 racecars

(1) shipping scheduled for December, 2004
(2) installation schedule TBD
(3) installation scheduled for March, 2005
(4) installation scheduled for March, 2005 (signed agreement expected but not received on date of filing)
(5) installation scheduled for December, 2004



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

In July of 2003, management revised the Company's business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.) and mobile lease programs such as the Nextel Experience and simulator purchases. Without the burden of occupancy costs and labor costs, management believes the new business model proved successful as indicated by the Company's first quarterly profit for the quarter ending September 30, 2004.

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

Tony Stewart, 2002 NASCAR Nextel Cup Champion, is the spokesman and technical advisor for NASCAR Silicon Motor Speedway. He will be featured in promotions, advertising and point-of-sale material and will also make appearances at NSMS racing center locations throughout the country.

The Company first tested the revenue share business model with the Burroughs and Chapin Company of Myrtle Beach, South Carolina, by installing 6 simulators at their Smokey Mountain NASCAR SpeedPark in April of 2003, and 5 simulators at their Myrtle Beach Pavilion Amusement Park's Ocean Front Arcade in May of 2003. The success of these two revenue share racing centers inspired management to revise the Company's business model beginning in July of 2003, changing the focus from Company owned and operated racing centers to revenue share racing centers located within malls, family entertainment centers, amusement parks, casinos, auto malls, etc. Revenue share locations will provide IMTS the opportunity to install simulators in existing or planned entertainment venues and share proportionately in the sales generated with owner-operators. The Company provides the simulators at cost (expected to be financed through a third party leasing firm, although no agreements have been reached) and the host organization (owner-operator) provides the space, required site build-out, and day-to-day operations staffing. The Company currently has agreements for 128 simulators in 19 revenue share locations.

The Company and Checker Flag Lightning of Grandville, Michigan, tested the conversion of one of the Company's mall racing centers to a Checker Flag Lightning retail merchandise and entertainment center beginning in November of 2003. The lease at the racing center within RiverTown Crossing in Grandville, Michigan was assigned to Checker Flag Lightning and the store was remodeled by reducing the number of simulators to 8 from 10, and building out the retail merchandise space to fill nearly half of the 6100 square feet with NASCAR merchandise. The success of this model led to an agreement with Checker Flag Lightning in March of 2004 to assign seven of the Company's mall leases with the intent to convert each of them to the new mall model. Five of those assignments have been completed, and one site is being moved to a new location. The seventh site is on hold pending other options with that landlord. In addition, Checker Flag Lightning recently opened a 3,500 square foot retail merchandise and entertainment center featuring 8 of the Company's simulators in the new Jordan Creek Town Center in West Des Moines, Iowa. The layout and design of this new center is expected to be the model for future Checker Flag Lightning mall centers.

The Company recently established two new revenue streams that management believes will be beneficial to the Company in the future, mobile leases and sales of simulator equipment. A total of 30 simulators have been ordered for purchase, primarily from overseas (United Kingdom, Russian Federation and United Arab Emirates). At the 2004 Daytona 500 in February, Nextel debuted The Nextel Experience, a mobile fan interactive experience that features six of the Company's race simulators. The Nextel Experience has had and will have a prominent location at each of the NASCAR Nextel Cup events for at least the next three seasons. For 2005, Nextel is expected to contract for three mini mobile experience that they will use for promotional events that features two of the Company's simulators in each mini experience.

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

In order to meet the ongoing demand for the Company's simulators, the Company has submitted purchase orders for 50 new race car simulators with Elan Motorsports Technologies who will manufacture and assemble the simulators at a rate of 2 per week beginning in November. The manufacturing will be funded by a combination of advance deposits due from customers and the financing that the Company anticipates generating due to the Company's recent financial improvements.

Overview of Financial Position and Results of Operations

During the nine months ended September 30, 2004, the Company had total revenues of $4,702,585 compared to $5,757,009 for the nine months ended September 30, 2003. The decrease in revenue of 18.3% is attributed to: a) the closing of two racing centers (Arbor Place and Crossgates Mall), b) the conversion of 6 company store locations to revenue share locations (Charlotte NC, Nashville TN, Houston TX, Atlanta, GA, and Birmingham, AL and Chicago, IL, The Chicago location was closed and is being relocated to another mall in the Chicago area) c) the company's lack of capital, resulting in 1) an inability to properly advertise and promote the racing centers, and 2) an inability to purchase merchandise inventory at levels necessary to adequately stock its remaining stores.

The company continued to execute its turnaround plan in the three months ending September 30, 2004, posting its first quarterly profit in the company's history. Although sales declined by 9.4% as compared to the three months ending September 30, 2003, operating expenses declined by 40.5%, resulting in a $137,171 operating profit for the quarter ending September 30, 2004. This operating profit represents a $602,440 swing from the $465,269 operating loss for the quarter ending September 30, 2003 Payroll expenses declined 40.8% and rent expense declined 53.5% when comparing the third quarter 2004 to the third quarter 2003. Interest expense for the three months ending September 30, 2004 was $129,316 as compared to $21,000 for the comparable quarter in 2003. The net profit for the quarter ending September 30,2004 of $7,855 was $494,124 higher than the ($486,269) loss for the same quarter one year ago. September 2004 marked the fourth consecutive month that the company was able to generate positive EBITDA. EBITDA for the three months ending September 30, 2004 was $229,458 as compared to a negative ($357,098) for the same period ending September 30,2003. The company achieved another milestone during the quarter, completing its first ever sale of simulators to a client in Abu Dhabi, UAE.

For the nine months ending September 30, 2004, sales declined 18.3% as compared to the nine months ending September 30, 2003. Again, operating expenses declined at an even faster rate, resulting in a 63.6% decrease in the operating loss for the nine months ending September 30,2004 as compared to the same period in 2003. Payroll expenses declined 31.7% and occupancy expense declined 37.9% when comparing the first nine months of 2004 to the first nine months of 2003. As a result of net note issuances, interest expense increased from $80,432 for the nine months ending September 30, 2003 to $284,636 for the same period in 2004. The net loss for the first three quarters of 2004 of ($1,080,032) was 52.3% lower than the ($2,265,879) loss for the same nine month period one year ago.

Since inception on May 31, 2001 and through September 30, 2004, the Company has accumulated aggregate losses totaling ($7,514,687).

The Company's cash flow position from operations also improved, albeit not to the level necessary to fund historical operations. Cash generated from operations for the nine months ending September 30, 2004 improved by almost $456,000 from the same nine month period in 2003. Cash used by operations improved to $528,670 as compared to $984,412 for the first nine months of 2003. Additionally, the Company relied less on its trade payables to fund operations during the first nine months of 2004 than during the same period in 2003. Accounts payable decreased by $38,917 during the first nine months of 2004, as compared to increasing by $837,906 during the same period in 2003. Cash flow from all sources (operations, investing activities and financing activities) was insufficient to fund the company during the nine months ending September 30, 2004, but the insufficiency of $133,269 was 62.8% less than the cash flow deficit of $358,071 generated from all sources for the nine months ending September 30, 2003. The cash position fell $133,269 from December 31, 2003 to September 30, 2004, as compared to a $358,071 reduction in the cash position from December, 2002 to September 30, 2003.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002 from the sale of Preferred Stock, the $700,000 borrowed March 2003, $766,000 received from deposits for the purchase of racecar simulators by third parties, $604,000 received in the first six months of 2004 from the net proceeds of Notes, and $1,300,000 by delaying payment to its vendors. The Company is in the process of considering additional debt and/or equity financing to fund current operating deficits and the Company's growth plan. See further discussion under the "Liquidity and Capital Resources" section below.

Review of Consolidated Financial Position

Cash and Cash Equivalents: The Company had $115,736 in cash and cash equivalents as of September 30, 2004 compared with $249,005 at December 31, 2003, a decrease of $133,269. This decrease in the company's position of cash during the nine months was due principally to the improvement in bottom line performance, sale of notes totaling $604,000, the receipt of $513,778 in deposits from third parties committing to the future purchase of racecar simulators, and the investment of $158,599 in fixed assets for allocation into new revenue share locations. See further discussion under the "Liquidity and Capital Resources" section below.

Trade Accounts Receivable: As the new business model is implemented, management believes this component of the balance sheet will increasingly reflect the revenue due to the Company from our revenue share sites. The increase in Trade Receivables of $93,562 from December 31, 2003 to September 30, 2004 is due to the timing difference of when the revenue from our Revenue Share sites is recognized, and when payment is due during the following month.

Merchandise Inventory: At September 30, 2004, merchandise inventory decreased by $7,857 from December 31, 2003 levels due primarily to the conversion of six company store locations to Revenue Share locations during the period. In addition, the company continued to be deficient in the capital necessary to stock its remaining stores to the level necessary to generate increases in revenue from the sale of merchandise.

Notes Payable: Between February and June, 2004 the Company sold secured notes totaling $750,000 and granted options in connection therewith as further discussed in Note 2 to the Consolidated Financial Statements. Of the total amount received, $276,122 was attributed to options and the remainder of $473,878 was attributed to the notes. The notes bear interest at a rate of 9.6% per annum. All amounts due under the notes are due and payable February 2, 2005. Proceeds from the March, 2003 Bridge Note in the amount of $145,750 were used to acquire a like amount of the 2004 notes.

Deposits on Simulator Sales: During the nine month period ending September 30, 2004, the Company entered into three more agreements for the purchase of its proprietary racecar simulators, and collected $513,778 in deposits per the terms of these agreements. The company has fulfilled its commitment under one of these agreements, and has applied the corresponding $147,478 deposit toward the purchase price of the simulators. Additionally, the $100,000 deposit received in a prior period was applied to lease payments that became due on January 1, 2004, April 1, 2004, and a portion of a lease payment due on July 1, 2004. The $100,000 deposit has now been fully applied against lease payments that have become due.

Other Liabilities: Accounts payable, accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends.

Review of Consolidated Results of Operations

During the nine months ended September 30, 2004, the Company had total revenues of $4,702,585 compared to $5,757,009 for the nine months ended September 30, 2003. The decrease in revenue of 18.3% is attributed to: a) the closing of two racing centers (Arbor Place and Crossgates Mall), b) the conversion or relocation of 6 company store locations to revenue share locations (Charlotte NC, Nashville TN, Houston TX, Atlanta GA, Birmingham AL and Chicago, IL. The Chicago location was closed and is being relocated to another mall in the Chicago area), c) the company's lack of capital, resulting in 1) an inability to properly advertise and promote the racing centers, and 2) an inability to purchase merchandise inventory at levels necessary to adequately stock its remaining stores.

Operating expenses for the nine months ended September 30, 2004 were approximately 109% of net sales and approximately 132% of net sales for the comparable period in 2003. The primary reasons for the decrease in 2004 are the decreases in employee compensation expenses, and occupancy expense. In the period ending September 30, 2004, employee compensation expenses decreased by $1,093,311 as compared to the period ending September 30, 2003, due to reductions in the corporate staff, the store manager ranks, the elimination of the Group Sales division, and the conversion of 6 company store locations to Revenue Share locations. The reductions in rent expense of $922,038 in the first nine months of 2004 as compared to the same period in 2003 are the result of store closures, store conversions to revenue share locations, and the renegotiation of leases at the remaining store locations.

Despite the reduction in revenue for the period as compared to the same period last year, the net loss for the nine months ending September 30, 2004 of $1,080,032 was $1,185,847 less than the loss for the same period ending September 30, 2003. This was the result of the implementation of the new business model and cost containment activities enacted by management beginning in the second half of 2003 and continuing through the first nine months of 2004.

Liquidity and Capital Resources

The primary source of funds available to the Company are receipts from customers for simulator and merchandise sales in its owned and operated racing centers, percentage of gross revenues from simulator races and minimum guarantees from revenue share sites, the sale of simulators, proceeds from equity offerings including the $2,610,050 received in August 2002, proceeds from debt offerings including the $700,000 in Secured Bridge Notes and warrants issued in March 2003, and the $750,000 in new Notes and options issued between February and June, 2004, loans from shareholders, credit extended by vendors, and possible future financings.

As of the filing of this Form 10-QSB, the net proceeds of $604,000 from the Notes and options financing received in the first six months of 2004 and earmarked for operations has been depleted and the Company believes the projected level of cash receipts under the revised business model from Revenue Share sites, existing lease contracts, contracts to purchase Simulator systems, and from simulator and merchandise sales will likely be sufficient to fund the daily operations of the business for the foreseeable future, although there can be no assurance. Under the restructured business model, sales for the first nine months of 2004 are 18.3% lower than for the same period one year ago, while occupancy costs and payroll costs are 37.9% and 31.7% lower respectively, resulting in a reduction in the net loss of 52.3% or $1,185,847 for the comparable nine month periods. With six mall leases assigned to Checker Flag Lightning and a seventh moving to what management believes will be an improved location by the end of November, 2004, management believes it has proven and reconfirms its earlier indications that the assignments will result in a positive EBITDA for the company.

With the cash flow improved under the new business model, and in the opinion of management under control, and various purchase and revenue share agreements signed that management believes establishes a fair market value for the Company's assets which is significantly greater than the balance sheet shows, the Company is more confident than ever that it will be successful in raising additional working capital through a collateralized debt offering. While the Company believes that these financing efforts will be successful, there are no assurances that agreements can be reached on terms acceptable to management. Management believes that some combination of simulator sales (from existing inventory of owned and unencumbered simulators), along with collateralized debt financing will generate enough capital to sustain and potentially grow the business, although there can be no assurances.

While the desired level of financing has not yet been achieved, the Company believes it will likely have sufficient cash flow to sustain daily operations, but additional financing is required to fully implement the desired level of growth in its revised business model. The Company's ability to raise the desired financing will depend on many factors. Management believes that the recent mall lease conversions to revenue share locations, combined with some combination of simulator sales (from existing inventory of owned and unencumbered simulators) and the increased revenues from the recently signed third party revenue share agreements will allow the Company to maintain and increase positive EBITDA and profitability. While management is pursuing various forms of financing, there can be no assurance that additional financing will be available or, if available, that it will be on terms acceptable to the Company.

During the nine months ended September 30, 2004, the operating activities of the Company used net cash of $528,670 compared to net cash used of $984,412 for the comparable period in 2003. The majority of the increase in cash provided by operations was due to a 52.3% decrease in the amount of the loss from operations, and an increase in deposits on future simulator sales.

During the nine months ended September 30, 2004, the Company used $312,055 of cash in investing activities compared with $113,659 of cash used in investing activities during the comparable period in 2003. The first 9 months of 2004 also saw the sale of $153,456 in simulators and equipment. In 2004, the cash used relates primarily to the refurbishment of existing simulators for placement in several new revenue share locations, and to purchase the necessary components to effect the sale of 4 simulator systems to a client in Abu Dhabi, UAE.

During the nine months ended September 30, 2004, the Company generated $554,000 of net cash in financing activities, compared with $740,000 in the comparable period in 2003. The Company will continue to use the debt and equity markets to raise sufficient capital to fund its growth opportunities as it continues to implement its new business model, focusing on revenue share opportunities.

The Company anticipates using debt and equity to raise sufficient capital to fund the operating expenses until the completion of the landlord assignments and revenues from simulator sales is received. To that end, all of the $554,000 of net cash provided through financing activities during the nine month period ending September 30, 2004 representing the receipt of proceeds from the issuance of the Secured Note and Option Agreement has been fully used to fund daily operations, including simulator refurbishments for future growth. Additionally, the Company has consumed all of the $745,750 cash provided through financing activities during the year ended December 31, 2003 representing the receipt of proceeds from the issuance of the Secured Bridge Notes and warrants in March 2003, along with a promissory note in August 2003. The Secured Bridge Notes matured at December 31, 2003, but two of the note holders representing $550,000 have entered into extension agreements pursuant to which the maturity of the notes is extended to December 31, 2004, one purchaser of $50,000 has been repaid in full by the Company, and $145,750 was converted during the first six months of 2004 to the Company's recent Note and Option Agreement.

As of September 30, 2004, the Company had cash and cash equivalents totaling $115,736 compared to $249,005 at December 31, 2003. Current assets totaled $384,510 at September 30, 2004 compared to $381,335 on December 31, 2003. Current liabilities totaled $4,238,983 on September 30, 2004 compared with $3,654,089 on December 31, 2003. As such, these amounts represent an overall decrease in working capital of $535,968 for the nine months ending September 30, 2004.

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

                                     PART II

Item 1.  Legal Proceedings

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. As of September 30, 2004 and as of the filing of this Interim Report on Form 10-QSB, the Company is not aware of any material legal actions directed against the Company.

Item 2.  Changes in Securities

None, not applicable.

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

         * Incorporated by reference from form 10-QSB filed on May 17, 2004

B. Reports on Form 8-K.

   99.10 Announcement of the on schedule completion of the conversion of five mall racing centers with Checker Flag Lightning. dated July 20, 2004.
   99.11 Announcement of the continued improvement of the Company's financial condition dated August 17, 2004 99.12 Announcement that the Company has ordered 50 new Simulators from Elan Motorsports dated August 26, 2004













                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

Date: November 15, 2004        By:       /s/ William R. Donaldson
                                 ----------------------------------------------
                               William R. Donaldson
                               Chairman of the Board and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: November 15, 2004        By:       /s/ William R. Donaldson
                                 -----------------------------------------------
                               William R. Donaldson
                               Chairman of the Board and Chief Executive Officer
                                (Principal Executive Officer)

Date: November 15, 2004        By:       /s/ William R. Donaldson
                                -----------------------------------------------
                               William R. Donaldson
                               Chairman of the Board and Chief Executive Officer
                               (Principal Financial Officer)

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