Form 10KSB
period 2004-12-31
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2005-03-29
CIK 1115551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended
                                December 31, 2004

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


Indicate by checkmark whether the Issuer: (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [x] No [] (2) Yes [x] No []

Issuer's Revenues for its most recent fiscal year: $7,071,834

As of March 22, 2005, the aggregate market value of the voting stock held by non-affiliates of the Issuer, 32,192,470 shares, was $2,253,473. The market value of Common Stock of the Issuer, par value $0.0001 per share, was computed by reference to the average of the closing bid and asked prices of one share on such date which was $0.07.

The number of shares of the issuer's Common Stock, par value $0.0001 issued and outstanding as of March 22, 2005, was 87,715,910.

                        Exhibit Index located on Page 44


                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                                                                                                              Page
Section                                                                                                     Number

BASIS OF PRESENTATION..........................................................................................4

                                     PART I

Item 1.    Description of Business............................................................................. 5
Item 2.    Description of Properties........................................................................... 9
Item 3.    Legal Proceedings...................................................................................10
Item 4.    Submission of Matters to a Vote of Security Holders.................................................10

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters............................................10
Item 6.         Management's Discussion and Analysis of Financial Condition and Results of Operations..........11
Item 7.    Financial Statements and Notes to Financial Statements
                Report of Independent Registered Public Accounting Firm........................................19
                  Consolidated Balance Sheet at December 31, 2004 .............................................20
                Consolidated Statements of Operations for the Years Ended
                  December 31, 2004 and December 31, 2003......................................................22
                Consolidated Statements of Changes in Shareholders' Equity
                  for the Years Ended December 31, 2004 and December 31, 2003..................................23
                Consolidated Statements of Cash Flows for the Year Ended
                  December 31, 2004 and December 31, 2003 .....................................................25
                  Notes to Consolidated Financial Statements...................................................27
Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ...............38
Item 8A.   Controls and Procedures.............................................................................38

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons........................................39
Item 10.   Executive Compensation..............................................................................40
Item 11.   Security Ownership of Certain Beneficial owners and Management......................................41
Item 12.   Certain Relationships and Related Transactions......................................................42
Item 13.   Exhibits and Reports on Form 8-K....................................................................42
Item 14.   Principal Accountant Fees and Services..............................................................42


SIGNATURES ....................................................................................................44

EXHIBITS ......................................................................................................45

CERTIFICATIONS  ...............................................................................................50



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

As Perfect Line had revenues, operations, and business activity, for financial reporting purposes, Perfect Line is considered the acquirer, and therefore the predecessor, and the Company is considered the acquiree for accounting and reporting purposes. Due to the fact that the merger is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. The operations of Interactive Motorsports and Entertainment Corp. have been included in consolidation from August 2, 2002 until December 31, 2004.

All information in this Form 10-KSB is presented from the perspective of Interactive Motorsports and Entertainment Corp. and its subsidiary Perfect Line and not from the perspective of PIH.

                                     PART I

ITEM 1. Description of Business

Overview

Interactive Motorsports and Entertainment Corp. ("IMTS" or the "Company"), an Indiana corporation, through its wholly owned subsidiary, Perfect Line, Inc., is a world leader in race simulation. The Company is in the business of owning and operating simulated racing centers, selling racing related merchandise, revenue sharing with partners in malls, amusement parks, family entertainment centers, casinos and auto malls, leasing for mobile fan interactive experiences and the selling simulators to third parties. Under an exclusive license from America's fastest growing sport, NASCAR, the NASCAR Silicon Motor Speedway (NSMS) customers experience driving in a NASCAR race car that simulates the motion, sights and sounds of an actual NASCAR event.

The Company leverages its strategic relationships and proprietary assets, which include (a) sophisticated racing simulation technology, (b) an exclusive licensing agreement with NASCAR, and (c) license agreements with other racing entities including race tracks, race teams, and race sponsors to create a dynamic, diversified business.

For the year ended December 31, 2004, the Company's racing centers and revenue share simulators generated revenue of approximately $7.0 million. Over the last 18 months, management has revised the Company's business model from an owned and operated, mall based racing center concept to primarily a revenue share and leasing business. The revenue share model is one where the Company owns the race car simulators and the software, and the revenue share partner (mall retailer, family entertainment center, amusement park, casino, museum, etc.) provides the space and the labor for the experience. The revenue that is generated is shared between the two parties, and minimum guarantees to the Company normally apply.

Major Agreements: During 2004, the Company entered into lease/revenue share arrangements as well as entered into transactions for the sale of simulators. The lease/revenue arrangements involve four types of locations (including ongoing service agreements for locations of simulators which are sold) and four types of arrangements. The Company entered into lease/revenue arrangements for fixed locations with (i) new facility operators for new locations; (ii) new facility operators to assume the Company's operations under presently existing Company locations; (iii) new operations for mobile arrangements for use with the Nextel experience; and (iv) simulator equipment sales. A brief description of each of those is listed below.

Perfect Line's race simulators, including those owned by Race Car Simulation Corp., are currently featured in the following locations.

Locations

Company Owned (36 Simulators):

              Location                     Market              Sq. Ft.          Simulators
       --------------------         -------------------     -----------         ----------
1)       Mall of America            Minneapolis, MN           5,899             12 racecars
2)       Universal CityWalk         Los Angeles, CA           5,000             12 racecars
3)       Palisades Center           Nyack, NY                 5,700             12 racecars



Revenue Share (123 Simulators):


             Location                      Market              Sq. Ft.          Simulators
     ----------------------         -------------------     -----------         ----------
1)       Opry Mills                 Nashville, TN             6,007             10 racecars
2)       Gurnee Mills               Chicago, IL               6,111              6 racecars
3)       Concord Mills              Charlotte, NC             7,865             12 racecars
4)       Katy Mills                 Houston, TX               6,172              8 racecars
5)       Mall of Georgia            Atlanta, GA               5,895              8 racecars
6)       Riverchase Galleria        Birmingham, AL            6,188              8 racecars

Revenue Share (123 Simulators) (continued):
-------------------------------------------
             Location                      Market              Sq. Ft.          Simulators

7)       RiverTown Crossing         Grand Rapids, MI          6,100               8 racecars
8)       Jordan Creek Town Ctr      Des Moines, IA            4,000               8 racecars
9)       NASCAR SpeedPark           Sevierville, TN           1,584               6 racecars #
10)      NASCAR SpeedPark           St. Louis, MO             1,496               6 racecars #
11)      NASCAR SpeedPark           Toronto, Canada           1,500               6 racecars #
12)      NASCAR Speedpark  (a)      Myrtle Beach, SC          1,600               6 racecars #
13)      Gate A Sports              Cleveland, OH             2,470               5 racecars
14)      Playcenter (b)             Sao Paulo, Brazil         1,000               4 racecars
15)      Burdick Driver's Village   Syracuse, NY              3,472               8 racecars #
16)      Big River Entertainment (b)Memphis, TN               5,000              12 racecars
17)      Bass Pro Shop              Harrisburg, PA              500               2 racecars

        a. Scheduled to open Q2
        b. Scheduled to open TBD

Mobile Units (14 Simulators):

1)  Nextel Mobile Experience        2004-06 NASCAR Nextel Cup series events      6 racecars #
2)  Perfect Line/NTI Experience     Joint Venture Mobile Experience              2 racecars
3)  Nextel Mini Experiences         Nextel regional marketing                    6 racecars #

Sales of Simulators (20 Simulators):

    ___Buyer___            _____Market____              Simulators
       --------                 ------                   ----------
1)   Roltex                Moscow, Russian Federation   8 racecars *
2)   Tonne Mgmt            Wisconsin Dells, WI          4 racecars *
3)   Ft. Gordon            Ft. Gordon, GA               2 racecars
4)   I-Vision Tech.        Abu Dhabi, UAE               4 racecars *
5)   I-Vision Tech.        Abu Dhabi, UAE               2 racecars


# Denotes asset sold to Race Car Simulation Corporation
* Denotes that simulators are not yet installed


Pricing

An individual race typically costs $8.50 and quantity discounts are offered with purchases of multiple races. Customers pay an average of $25 per hour to use a simulator during leagues and competitions. Depending on the program or package, the targeted yield for group sales averages between $300 and $800 per hour for the use of the entire racing center. Prices of merchandise range from $16 for a hat up to $200 for high-end leather jackets. Prices for the die-cast and collectable cars range between $15 and $65. The Company's owned locations provide the only means to generate revenues from merchandise sales. The Company does not receive any payments from the revenue share sites for merchandise sales.

History

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

Perfect Line, LLC, a predecessor to Perfect Line, Inc., re-opened 12 of the racing centers, which utilized 136 of the simulators, between July 2001 and August 2002. The Company then warehoused 32 simulators for future deployment and 2 simulators are used for research and development purposes at the Company's technology center in Santa Clara, California. The proprietary technology includes two U.S. Patents, which combine to create what management believes to be one of the world's most realistic simulations of the sights, sounds and motions experienced by driving in an actual NASCAR race. The proprietary motion-based platform that the racecar simulator is mounted on is among the other assets that were acquired and licensed as part of the transaction.

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

In July of 2003, management revised the Company's business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.) and mobile lease programs such as the Nextel Experience and simulator purchases. Without the burden of occupancy costs and labor costs, management believes the current business model has proved successful as indicated by the Company's first quarterly operating profit for the quarter ending September 30, 2004, and first quarterly net profit for the quarter ended December 31, 2004, as well as its first net profit for the year ending December 31, 2004.

On December 31, 2004, the Company entered into an Asset Purchase Agreement pursuant to which it sold thirty-four (34) of its existing race car simulators to Race Car Simulation Corporation ("RCS"), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP ("Dolphin") for an aggregate purchase price of $1,536,600. The Agreement also grants RCS an option to purchase an additional ten (10) new race car simulators for an aggregate purchase price of $1,320,000.

The Company's Current Operations, Recent Developments and Plan for the Future

The Company's primary focus is to leverage the Company's ownership of its internationally unique, proprietary race car simulation technology and create the largest network of officially-licensed, NASCAR-branded entertainment centers in the world. The Company believes that this can be done profitably through a combination of owned and operated racing centers, third party revenue share locations (family entertainment centers, amusement parks, casinos, auto malls, etc.), mobile unit leases and the domestic and international sales of the race simulator product.

NASCAR racing is currently the #1 spectator sport in America. The Company has an exclusive license agreement with NASCAR for location-based entertainment, which includes the right to use the NASCAR name within the Silicon Motor Speedway logo, on racing center signage, within collateral sales materials, on the NSMS web site, and within the NSMS racing simulator software. The Company has also secured licenses with many popular racetracks in the United States, and the cars driven by many of the race fans' favorite Nextel Cup teams and drivers, ranging from established stars such as Dale Earnhardt, Jr., Tony Stewart and Mark Martin, to rising stars like Matt Kenseth and Kurt Busch. These licensing agreements and the use of NASCAR related identities and marks provide immediate name recognition, credibility, and authenticity to NSMS.


The Company has integrated these license agreements with sophisticated proprietary racing simulator technology to create a network of NASCAR-themed, family-oriented, racing entertainment and retail merchandise centers. Many racing centers are in some of America's premier shopping malls, giving us access to over 160 million annual site visits from potential customers.

Simulator races take place on famous NASCAR Nextel Cup racetracks such as Daytona International Speedway, Indianapolis Motor Speedway, Lowe's (Charlotte) Motor Speedway, Atlanta Motor Speedway, Bristol Motor Speedway, and Richmond International Raceway.

NSMS owned Racing Centers, as well as many of its revenue share Racing Centers, are operated as combined racing entertainment and retail merchandise stores. In addition to providing customers with the opportunity to drive Nextel Cup racecars, NSMS Racing Centers also feature a large selection of officially-licensed NASCAR merchandise. Research indicates that NASCAR fans buy more merchandise than fans from almost any other sport and they are also the most brand-loyal. These characteristics helped boost worldwide NASCAR-branded retail sales from approximately $82 million in 1990 to $2.1 billion in 2004. The Company's NSMS racing centers are the largest network of officially licensed, NASCAR-branded interactive entertainment stores in the world, and offer its customers the most popular NASCAR merchandise available. Although the Company's owned locations provide its only direct means to generate revenues from merchandise sales, the Company's experience has been that increases in merchandise sales have a spillover effect on the level of simulator revenue each site generates. The Company does not receive any payments from the revenue share sites for merchandise sales. With these factors in place, the Company believes it is well-positioned to capitalize on this billion-dollar market.

Tony Stewart, 2002 NASCAR Nextel Cup Champion, has been the spokesman and technical advisor for NASCAR Silicon Motor Speedway. He has been featured in promotions, advertising and point-of-sale material and also has made appearances at NSMS racing center locations throughout the country.

The Company first tested the revenue share business model with the Burroughs and Chapin Company of Myrtle Beach, South Carolina, by installing 6 simulators at their Smokey Mountain NASCAR SpeedPark in April of 2003, and 5 simulators at their Myrtle Beach Pavilion Amusement Park's Ocean Front Arcade in May of 2003. The results of these two revenue share racing centers inspired management to revise the Company's business model beginning in July of 2003, changing the focus from Company owned and operated racing centers to revenue share racing centers located within malls, family entertainment centers, amusement parks, casinos, auto malls, etc. Revenue share locations will provide IMTS the opportunity to install simulators in existing or planned entertainment venues and share proportionately in the sales generated with owner-operators. The Company provides the simulators at cost (expected to be financed through a third party leasing firm, although no agreements have been reached) and the host organization (owner-operator) provides the space, required site build-out, and day-to-day operations staffing.

The Company and Checker Flag Lightning of Grandville, Michigan, tested the conversion of one of the Company's mall racing centers to a Checker Flag Lightning retail merchandise and entertainment center beginning in November of 2003. The lease at the racing center within RiverTown Crossing in Grandville, Michigan was assigned to Checker Flag Lightning and the store was remodeled by reducing the number of simulators to 8 from 10, and building out the retail merchandise space to fill nearly half of the 6100 square feet with NASCAR merchandise. This model led to an agreement with Checker Flag Lightning in March of 2004 to assign six of the Company's mall leases with the intent to convert each of them to the new mall model. In addition, Checker Flag Lightning recently opened a 3,500 square foot retail merchandise and entertainment center featuring 8 of the Company's simulators in the new Jordan Creek Town Center in West Des Moines, Iowa, and a 4000 square foot site featuring 6 simulators at Gurnee Mills, just north of Chicago, Illinois.

The Company recently established a new revenue stream through mobile leases that management believes will be beneficial to the Company in the future. At the 2004 Daytona 500, Nextel debuted The Nextel Experience, a mobile fan interactive experience that features six of the Company's race simulators. The Nextel Experience has had and will have a prominent location at each of the NASCAR Nextel Cup events for at least through the 2006 season. For 2005, Nextel is leasing an additional three mini mobile experiences that they will use for promotional events around the country, each featuring two of the Company's simulators.


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

Technological improvements are currently under development. These include upgrading and enhancing the game graphics, upgrading the underlying operating system in order to accommodate future developments, and significant revenue enhancing game features that target the Company's core customers. Other projects include a smaller version of our patented motion platform that will allow more customer throughput, a 3D version of our racing experience and a concept called

Wheel to Real where we recreate actual NASCAR races in graphic form using data from the race cars for replay experiences and interactive features. Although the individuals involved in research and development have other responsibilities with the Company, management estimates that approximately $243,000 was spent in the year ending December 31, 2004 on research and development activities.

In order to meet the ongoing demand for the Company's simulators, the Company has submitted purchase orders for 50 new race car simulator bodies and motion base platforms with Elan Motorsports Technologies who can manufacture and assemble the simulators at a rate of 2 per week. The manufacturing will be funded by a combination of advance deposits due from customers and the financing that the Company anticipates generating due to the Company's recent financial improvements.

Racing Center Dynamics

Simulator Racing - The racing centers generate revenues from repeat customers that in 2004 represented approximately 88% of IMTS's company owned store revenue, and approximately 52% of the Company's total revenues. Approximately 50% of the Company's first time drivers are non-destination walk-ins. A typical customer is a college-educated male over the age of 20 with household income in excess of $50,000. Repeat customers cite challenge and competition as primary reasons for returning to its racing centers.

Merchandise - The sale of NASCAR licensed merchandise at the Company's owned and operated racing centers extends beyond customers participating in the race experience. The most popular price points are under $25, predominantly hats and t-shirts, and represent a significant portion of the merchandise sales, many of which are simply "souvenirs" or impulse pick-up items purchased by passers-by. The "collectibles" portion of the inventory is generally sold to regular customers who depend on NSMS to stock the collectable die-cast models and premium merchandise.

Staffing -- A General Manager and one to two Assistant General Managers run each mall based racing center. A Supervisor ensures the service level within its entertainment experience is executed at the highest level. Each store also employs an on-site Technical Manager who ensures the computer network and physical racecar simulators are maintained at all times. Many of the smaller revenue share racing centers employ one or two operators for the experience in addition to their existing management staff. The mobile units require two operators.

Training -The Company provides extensive training programs for both employees and managers. New employees are given a thorough orientation on all policies and procedures during a three to five day training program. New managers must complete an extensive training program that covers all aspects of each racing center.

Employees -- As of March 1, 2005 the Company had 68 employees including 32 full-time and 36 part-time. The Company considers its relations with its employees to be excellent.

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

The three NASCAR Silicon Motor Speedway racing centers owned and operated by the Company are:

                                                            Square
    Location                   Market                       Footage

    Mall of America            Minneapolis, Minnesota         5,899
    Universal CityWalk         Los Angeles, California        5,067
    Palisades Center           Suburban New York City         5,700

Item 3. Legal Proceedings

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. The Company was notified from a third party in November of 2004 of a possible infringement on a patent related to the adjustments of the car parameters on race car simulators which was introduced by the Company in 2003. Management has had discussions with the third party, and since the car parameters feature is limited to certain racing centers and the incremental revenue generated from this feature is not material, management believes a reasonable resolution can be agreed to between the parties. As of the filing of this Annual Report on Form 10-KSB, the Company is not aware of any material legal actions directed against the Company.

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

Holders of Record

As of March 22, 2005 there were approximately 295 holders of record of our Common Stock consisting of 87,715,910 shares issued and outstanding. The number of holders of record was calculated by reference to reports from the Company's stock transfer agent.

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

                               Common Stock Price
Quarter Ended                High                 Low                Close

March 31, 2003                .48                 .16                 .18
June 30, 2003                 .26                 .13                 .21
September 30, 2003            .18                 .09                 .09
December 31, 2003             .10                 .04                 .08
March 31, 2004                .24                 .09                 .10
June 30, 2004                 .14                 .05                 .07
September 30, 2004            .07                 .04                 .05
December 31, 2004             .09                 .05                 .07

Issuance of Securities

In connection with the Company's merger with and into PIH on August 2, 2002, a total of 11,300,000 shares of Interactive Motorsports and Entertainment Corp. common stock were issued to shareholders of PIH in exchange for their shares of common stock of that company.

On August 2, 2002, 4,745,456 shares of the Company's Preferred Stock were issued for cash consideration of $2,610,050. The Convertible Preferred Stock was all converted to common stock, with 2,472,728 shares of Convertible Preferred Stock converted to 12,724,183 shares of common stock in 2003, and 2,272,728 shares of Convertible Preferred Stock were converted to 11,363,640 shares of common stock in 2004.

In 2003, a total of 140,000 shares of common stock were issued under a Form S-8 filed on February 13, 2003 for consulting services.

On March 7, 2003, the Company entered into a short term financial agreement whereby the Company borrowed $700,000 for working capital purposes. The Agreement also involved the issuance of warrants for 2,941,176 common shares. The warrants had a strike price of $0.17, and expired on June 30, 2004.

In 2004, a total of 935,726 shares of common stock were issued per the terms of the 2003 Bridge Notes.

In 2004, a total of 260,000 shares of common stock were issued for services rendered.

In 2004, a total of 842,361 shares of common stock were issued for payment of prior year accruals under the 2003 Bridge Notes.

Between February and June, 2004, the Company sold a series of notes collectively referred to as the 2004 Note and Option Purchase Agreement in the total amount of $750,000. The Agreement also involved the issuance of options for approximately 6,904,395 common shares. The options had a strike price equal to the closing price of IMTS stock on the date the note was purchased, which ranged from $.08 to $.21 per share. 2,604,395 of the options expired on March 1, 2005, while the remaining 4,300,000 options are in the process of being exercised per the terms of the 2004 Note and Option Purchase Agreement.

On December 31, 2004, the Company entered into an Asset Purchase Agreement pursuant to which it sold thirty-four (34) of its existing race car simulators to Race Car Simulation Corporation ("RCS"), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP ("Dolphin"). Terms of the transaction included the issuance warrants to Dolphin for the purchase of 5,161,500 shares of common stock. The warrants have a strike price of $.10 per share, and expire on 12/31/2009. The transaction also required the payment of $84,000 and the issuance of warrants for 150,000 shares of common stock to Northeast Securities for their services in the transaction. The warrants also have a strike price of $.10 per share, and expire on 12/31/2009. At December 31, 2004, none of these warrants had been exercised.

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

Overview

The Company generated its first quarterly operating profit in the third quarter of 2004, its first quarterly net profit in the fourth quarter of 2004 and its first annual profit in the year ending December 31, 2004. Since inception on May 31, 2001 and through December 31, 2004, the Company has accumulated aggregate losses totaling $(6,425,786), which includes the net profit of $8,869 for the twelve months ended December 31, 2004, the net loss of $(3,525,581) for the twelve months ended December 31, 2003, the net loss of $(2,189,220) for the twelve months ended December 31, 2002 and the net loss of $(719,854) for the period from inception to December 31, 2001.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002 from the sale of Preferred Stock, $700,000 borrowed in March 2003, $604,000 in net proceeds borrowed between February 2004 and June 2004, $1.957 million received in the form of deposits for the placement of race car simulators in revenue share locations, or for the future purchase by third parties of racecar simulators, and $988,171 by delaying payments to its vendors. See further discussion under "Liquidity and Capital Resources" and "Risk Factors" below.

During the twelve months ended December 31, 2004, the Company had total revenues of $7,071,834 compared to $7,557,978 for the twelve months ended December 31, 2003. The December 31, 2004 asset sale to Race Car Simulation Corp. referenced above contributed approximately $1.3 million to 2004 revenues. The 6.43 % decrease in revenue is due primarily to the implementation of the Company's revised business model during 2004. Most of the Company store locations at December 31, 2003 were converted to Checker Flag Lightning, Inc. revenue share locations in 2004. This resulted in the Company recognizing just a portion of the revenue generated by the location as revenue share income, with little related expense, rather than recognizing all the revenue generated at a location, but also recognizing the payroll, rent and operating expenses associated with the location as well. The resultant reduction in revenue from store sites was offset for the most part by the realization of new revenue streams from the Company's leasing and sales activities, and from the addition of new revenue share locations beyond the original converted store locations.

Review of Consolidated Financial Position

Cash and Cash Equivalents: The Company had $1,334,673 in cash and cash equivalents as of December 31, 2004 compared with $249,005 at December 31, 2003, an increase of $1,085,668. This increase in cash for the year ended December 31, 2004 relates principally to the sale of 34 simulators on December 31, 2004 for which the Company received $1,424,600.

Trade Accounts Receivable: The higher balance of $428,726 at December 31, 2004 is primarily revenue share and credit card receivables while the $39,459 balance at December 31, 2003 is primarily credit card receivables only. The increase is attributable to the increase is the Company's revenue share business, coupled with the slowness of payment by the Checker Flag organization.

Inventory: At December 31, 2004, inventory of $259,931 consisted of merchandise inventory of $27,298 and simulator inventory of $242,632. In addition, the inventory has a very conservative $20,000 reserve against it. Merchandise inventory decreased by $21,577 from December 31, 2003 due primarily to the conversion of company store sites to revenue share sites, thus reducing the outlets from which the Company sells merchandise from nine to three. Simulator inventory available for placement in new revenue share sites, or available for sale, did not exist at December 31, 2003, and results from our agreement with Elan Motorsports Technologies to build 50 new simulators for future deployment.

Accounts Payable: The balance of accounts payable of $418,815 at December 31, 2004 represents a reduction of $1,143,015 from the balance at December 31, 2003 of $1,561,830. This reduction is primarily attributable to the reclassification of back rent and utilities due to the landlords of the revenue share sites that were converted from company store locations in 2004, and to the payment of accounts payable in the normal course of business. This back rent liability is now classified as an accrued expense so as to provide a clearer picture of the accounts payable associated with the Company's revised business model

Accrued Liabilities: The balance at December 31, 2003 of $776,314 increased by $382,615 in 2004 to $1,158,929 due primarily to the reclassification of a portion of the back rent and utilities due to the landlords of the revenue share sites that were converted from company store locations in 2004. Also driving the increase were the establishment of accruals for warranty expenses on sold simulators of $47,915. Accrued licensing fees of $80,000 at December 31, 2003 decreased to $71,750 at December 31, 2004.

Notes Payable: On March 7, 2003, the Company entered into a short term financial agreement (the Secured Bridge Notes) whereby the Company borrowed $700,000 for working capital purposes. The Agreement also involved the issuance of warrants for 2,941,176 common shares. The warrants had a strike price of $0.17, and expired on June 30, 2004.

Two of the four Secured Bridge Notes continue to maintain a balance totaling $550,000, of which $200,000 was repaid on January 3, 2005. One of the four

Secured Bridge Notes dated March, 2003 was paid in full in 2004, and another of the notes, along with an additional Company obligation, was transferred to a third party controlled by a major Company shareholder and rolled into the 2004 Note and Option Purchase Agreement described below.

Between February and June, 2004, the Company sold a series of notes collectively referred to as the 2004 Note and Option Purchase Agreement in the total amount of $750,000. These notes generated $604,000 in cash, while $146,000 of the notes were the result of a transfer to a third party controlled by a major Company shareholder of a prior company obligation under the Secured Bridge Notes described above. The Agreement also involved the issuance of options for approximately 6,904,395 common shares. The options had a strike price equal to the closing price of IMTS stock on the date the note was purchased, which ranged from $.08 to $.21 per share. 2,604,395 of the options expired on March 1, 2005, while the remaining 4,300,000 options are in the process of being exercised per the terms of the 2004 Note and Option Purchase Agreement.

Other Liabilities: Accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends. At December 31, 2004, the payroll accrual was a week and a half payroll. Gift certificates at December 31, 2004 decreased by $70,199 compared to December 2003. This decrease can be attributed to the reduction in the number of company locations from which gift certificates are sold and redeemed.

Review of Consolidated Results of Operations

Sales for the twelve months ended December 31, 2004 were $486,144 lower than for the 12 month period ending December 31, 2003 due primarily to the implementation of the Company's revised business model during 2004. Most of the Company store locations at December 31, 2003 were converted to Checker Flag Lightning, Inc. revenue share locations in 2004. This resulted in the Company recognizing just a portion of the revenue generated by the location in 2004 as revenue share income, with little related expense, rather than recognizing all the revenue generated at a location, as was the case in 2003, but also recognizing the payroll, rent and operating expenses associated with the location as well. The resultant reduction in revenue from store sites was offset for the most part by the addition of new revenue share sites beyond the original converted store locations, and the realization of new revenue streams from the Company's leasing and sales activities. The December 31, 2004 asset sale to Race Car Simulation Corp. referenced above contributed approximately $1.3 million to revenues.

During 2004, the Company dramatically reduced the rate of decline in company store sales. Same store sales for the three company stores at December 31, 2004 declined by 6.4% from year earlier levels, as compared to the 16% decline when comparing same store sales for the three company stores at December 31, 2002 and 2003. We believe company store sales decreased in 2004 due to a lack of marketing expenditures, and the lack of sufficient quantities of merchandise inventory at key periods during the year to maximize the opportunity the retail component of the stores provides.

Operating expenses for the year ended December 31, 2004 declined by approximately 38% from the period ending December 31, 2003. These expenses represented approximately 88% of net sales and approximately 140% for the comparable period in 2003. Implementation of the Company's revised business model resulted in a reduction in operating expenses of approximately $3.78 million, with reductions occurring primarily in payroll and occupancy costs as the Company converted company owned stores to revenue share locations.

Additionally, interest expense declined by approximately $96,000 as the Company was able to secure financing at more attractive rates in 2004 than were available in 2003.

EBITDA of $1,199,055 for the period ending December 31, 2004 increased dramatically as compared to EBITDA of ($2,294,930) for the period ending December 31, 2003. This improvement is diretly attributable to the profit generated by the Company in 2004, and particularly to the December 31, 2004 asset sale to Race Car Simulation Corp. referenced above.

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

Critical Accounting Policies

The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to Consolidated Financial

Statements for the year ended December 31, 2004 included in Item 7 in this Form 10-KSB. The Company has consistently applied these policies in the year ended December 31, 2004. Management does not believe that operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

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

Liquidity and Capital Resources

The various sources of funds available to the Company are receipts from revenue share sites, payments on leased simulators, receipts collected on the sale of simulator assets, deposits collected on future sales or revenue share sites, and from customers in our company owned stores for simulator rides and merchandise sales, proceeds from equity offerings including the $2,610,050 received in August 2002, loans from related parties including net proceeds of $687,500 received in March, 2003, and net proceeds received between February 2004 and June 2004 totaling $604,000, credit extended by vendors, and possible future financings.

In July of 2003, management revised the Company's business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.) and mobile lease programs such as the Nextel Experience, and simulator purchases. Without the burden of occupancy costs and labor costs, management believes the current business model has proved successful as indicated by the Company's first quarterly operating profit for the quarter ending September 30, 2004, by its first quarterly net profit for the quarter ended December 31, 2004, and by its profit for the year ending December 31, 2004.

On December 31, 2004, the Company entered into an Asset Purchase Agreement pursuant to which it sold thirty-four (34) of its race car simulators to Race Car Simulation Corporation ("RCS"), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP ("Dolphin") for an aggregate purchase price of $1,536,600. The Agreement also grants RCS an option to purchase an additional ten (10) race car simulators for an aggregate purchase price of $1,320,000.

During the year ended December 31, 2004, the operating activities of the Company generated net cash of $1,035,683 compared to net cash used of $858,169 for the comparable period in 2003. The drivers for the $1.9 million swing in cash generated from operations can be attributed to the dramatic $3.5 million improvement in profitability, coupled with the $1.2 million generated from deposits on future simulator sales. Much of this improvement in profitability and in the level of deposits on future simulator sales were a consequence of the December 31, 2004 asset sale to Race Car Simulation Corp. referenced earlier. These cash generators were offset by increases in accounts receivable from revenue share locations of approximately $395,000, increases in inventory related to the production and delivery of new race car simulators of approximately $211,000, and a net collective decrease in accounts payable and accrued expenses of approximately $352,000.

During the year ended December 31, 2004, the Company used $504,015 of net cash in investing activities compared with $221,481 of net cash used in investing activities during the comparable period in 2003. In 2004, the net cash used relates primarily to the capitalization of the costs associated with the installation of simulators in new revenue share locations, and the costs of components for simulators currently in production.

During the year ended December 31, 2004, the Company generated $554,000 of cash from financing activities compared with $745,750 of cash generated during the comparable period in 2003. Two of the four Secured Bridge Notes dated March, 2003 continue to maintain a balance totaling $550,000, of which $200,000 was repaid on January 3, 2005. One of the four Secured Bridge Notes dated March, 2003 was paid in full in 2004, and another of the notes was rolled into the 2004 Note and Option Purchase Agreement described below.

Between February and June, 2004, the Company sold a series of notes collectively referred to as the 2004 Note and Option Purchase Agreement in the total amount of $750,000. These notes generated $604,000 in cash, while $146,000 of the notes were the result of a rollover of a prior company obligation under the 2003 Secured Bridge Notes as described above.

As of December 31, 2004, the Company had cash and cash equivalents totaling $1,334,673 compared to $249,005 at December 31, 2003. Current assets totaled $2,058,820 at December 31, 2004 compared to $381,335 on December 31, 2003.
Current liabilities totaled $4,618,647 on December 31, 2004 compared with $3,656,540 on December 31, 2003. As such, these amounts represent an overall increase in working capital of $715,378 from December 31, 2003.

Inflation

We do not expect the impact of inflation on our operations to be significant.

Risk Factors

The Company is subject to certain risk factors due to the organization and structure of the business, the industry in which we compete and the nature of our operations. These risk factors include the following:

Operating History, Operating Losses, and Accumulated Deficit

Perfect Line, LLC was formed in June 2001 for the purpose of acquiring certain of the assets of SEI, a bankrupt corporation, and modifying and improving the business model under which SEI operated, as more fully described under Overview above. While the concept is a modification and improvement upon the prior model, the modified business model was only in place for less than two full years, but also proved to be unprofitable. It is for that reason, among others, that the Company designed and implemented a revised business model focusing on revenue share locations and to a lesser extent, sales of the race car simulators. This current business model has proved to be a great success as evidenced by the Company's financial performance in 2004 as compared to prior years. Nonetheless, Perfect Line has a limited operating history and is subject to numerous risks, expenses, problems, and difficulties typically encountered in establishing any business. For the 5 months ended December 31, 2001, Perfect Line had sales of $3,533,402, and a loss of $(719,854). For the year ended December 31, 2002, Perfect Line generated net sales of $9,636,278, resulting in a net loss of $(2,189,220). As of December 31, 2003 and for the twelve months then ended, Perfect Line had net sales of $7,557,978 generating a net loss of $(3,525,581). At December 31, 2004, the Company recorded its first profitable year, with net income of $8,869 on revenues of $7,071,834. This overall financial performance resulted in an accumulated deficit of $(6,425,786) as of December 31, 2004 for the Company. Management believes the Company can maintain its profitability in the future, based upon revenues generated from owned and operated racing centers, revenue share locations, mobile leases and equipment sales. Despite the Company's obvious improvement in its financial performance in 2004, there can be no assurance that the Company will be profitable for fiscal 2005 or thereafter or that the Company's cash flow will allow it to continue to expand and fund its operations.

Dependence on Discretionary Consumer Spending and Competition

Much of the revenue anticipated by the Company will ultimately be the result of discretionary spending by consumers. If the current trepidation in the economy continues for an extended time or worsens, either overall or in the locations in which Company racing centers and revenue share sites are located, the amount of discretionary spending may be reduced which would have a negative effect on the Company results from operations and its financial position. In addition, if the popularity of NASCAR diminishes, it is likely that the Company will experience a similar reduction in simulator usage and merchandise sales that will have a negative impact on the Company and its future.

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

Significant Capital Requirements and Need for Additional Financing

The Company will need financing in order to fund its growth under the revenue share model, and it needs to replace the revenue share income that was given up as a result of the recent asset sale of 34 simulators currently in revenue share sites to Race Car Simulation Corporation. As of March 1, 2005, the Company had built, or partially built, 189 simulators, of which 42 have been sold and shipped, 40 are in company owned and operated sites, and 75 are in active revenue share sites. The remaining 32 (17 refurbished and 15 new) are at the warehouse or at Elan being prepared to place into the current pipeline of contracted asset purchases or revenue share sites. It is also contemplated that some of the 75 simulators in current revenue share sites may be moved to more profitable revenue share or lease sites. As an example, the Company recently moved four simulators from the Cowboy Pizza site in Monterey, CA to the Great Lakes Mall site in Mentor, OH (Cowboy Pizza was unable to obtain the funding for the restaurant build-out at the site, and therefore did not meet minimum revenue share guarantees). Going forward, the business model calls for advances on asset purchases that will cover the manufacturing costs, and financing will be required to manufacture the revenue share simulators that will be owed by the Company and installed into a revenue share partner's site.

Dependence on Revenue Share Partners For Timely Payments

The Company relies on the timely payments from its revenue share partners in order to meet operational cash flow needs. The Company has also made certain guarantees to Race Car Simulation Corporation of minimum levels of revenue share payments from the revenue share partners where the assets were sold to Race Car Simulation Corporation. At the year ending December 31, 2004, Checker Flag Lightning was behind on payments in the amount of $255,662, and the Company has been negotiating with CFL to resolve this issue amicably. At the time of this filing, no resolution had occurred.

Dependence on Updated Technology and Licenses/Leases

The Company will likely have a need to routinely update and upgrade its simulation technology. If the Company is not able to retain appropriate personnel with the skills and ability to maintain its simulators, it will likely have a material adverse effect on the Company. The Company will also need to routinely upgrade the appearance of the simulators to closely approximate that of the then current NASCAR sponsors. This updating may involve significant time and expense and, in certain instances, require additional license agreements from new teams and/or sponsors. The Company will also need to renew existing licensing agreements with NASCAR teams and/or drivers. The Company currently has executed either contracts or term sheets with fourteen teams and/or drivers. The Company has established licensing relationships with a significant number of racetracks at which NASCAR events are held. The Company has license agreements with International Speedway Corp (ISC), Speedway Motorsports International (SMI) and the Indianapolis Motor Speedway (IMS), and has incorporated to date six NASCAR tracks into its proprietary software. The Company has the rights to many more prominent NASCAR tracks, and plans to add tracks to its software once funded. The Company has entered into an exclusive location based entertainment license agreement with NASCAR to utilize its logo. The license agreement permits the continued use of the NASCAR logo in the Las Vegas NASCAR Cafe and the Daytona USA simulator and provides that it is not a breach of the exclusivity clause for those two venues to continue to use their current simulator experiences. The license requires the Company to utilize its best efforts to maintain a minimum of eight entertainment stores. The Company's confidential licensing agreement with NASCAR required an annual royalty payment in 2002 and quarterly royalty payments commencing in 2003 through 2009 based on simulator, merchandise, food, beverage, sponsor, and remote site revenues at varying percentages. The licensing agreement was amended on December 31, 2004, and the Company was able to reduce its minimum royalty guarantees. The exclusivity is subject to a minimum guarantee by July of 2007, and the license is up for renewal on December 31, 2009.

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

Issuance of our preferred stock could depress the market value of current shareholders. We have 10,000,000 authorized shares of convertible preferred stock (with zero shares outstanding) that may be issued by action of our Board of Directors. Our Board of Directors may designate voting control, liquidation, dividend and other preferred rights to preferred stock holders. Our Board of Directors' authority to issue preferred stock without shareholder consent may have a depressive effect on the market value of our common stock. The issuance of preferred stock, under various circumstances, could have the effect of delaying or preventing a change in our control or other take-over attempt and could adversely affect the rights of holders of our shares of common stock.

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

                          Item 7. Financial Statements

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Interactive Motorsports and Entertainment Corp. and Subsidiaries
Indianapolis, Indiana

We have audited the accompanying consoliated balance sheet of Interactive Motorsports and Entertainment Corp. and Subsidiaries, as of December 31, 2004, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003. Those consolidated financial statements are the responsibiity of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the conslidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Motorsports and Entertainment Corp. and Subsidiaries, as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with United States generally accepted accounting principles.

HJ & Associates, LLC
Salt Lake City, Utah
March 1, 2005


                          Item 7. Financial Statements

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS


                                                                                                  December 31,
                                                                                                      2004

CURRENT ASSETS

   Cash                                                                                      $            1,334,673
   Accounts receivable                                                                                      428,726
   Inventory                                                                                                259,931
   Prepaid expenses                                                                                          35,490
                                                                                             ----------------------

    Total Current Assets                                                                                  2,058,820
                                                                                             ----------------------

TOTAL PROPERTY AND EQUIPMENT, NET (Note 4)                                                                  764,796
                                                                                             ----------------------

OTHER ASSETS

   Deposits                                                                                                  42,001
   Other intangible assets, net                                                                              11,599
                                                                                             ----------------------

    Total Other Assets                                                                                       53,600
                                                                                             ----------------------

Total Assets                                                                                 $            2,877,216
                                                                                             ======================

The accompanying notes are an integral part of these consolidated financial statements.


        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)

                  LIABILTIES AND SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                                  December 31,
                                                                                                      2004

CURRENT LIABILITIES

   Accounts payable                                                                          $              418,815
   Accrued payroll expense                                                                                   67,385
   Accrues sales tax payable                                                                                 26,722
   Gift certificates & customer deposits                                                                     42,888
   Deposits on simulator sales (Note13)                                                                   1,573,978
   Accrued liabilities (Note 12)                                                                          1,158,929
   Deferred revenue                                                                                          81,742
   Notes payable - related parties (Note 9)                                                                 186,537
   Notes payable                                                                                          1,061,651
                                                                                             ----------------------

    Total Current Liabilities                                                                             4,618,647
                                                                                             ----------------------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS EQUITY (DEFICIT)

   Convertible preferred stock, $0.0001 par value, 10,000,000 shares
    authorized, zero shares outstanding                                                                           -
   Common stock, $0.0001 par value, 200,000,000 shares authorized
    87,715,910 shares issued and outstanding                                                                  8,772
   Additional paid in capital                                                                             4,675,583
   Retained deficit                                                                                      (6,425,786)
                                                                                             ----------------------

    Total Shareholders' Equity (Deficit)                                                                 (1,741,431)
                                                                                             ----------------------

Total Liabilities & Shareholders' Equity (Deficit)                                           $            2,877,216
                                                                                             ======================

The accompanying notes are an integral part of these consolidated financial statements.


        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                                          For the Years Ended
                                                                                                December 31
                                                                     ----------------------------------------------
                                                                                      2004                     2003
                                                                     -----------------------------------------------
REVENUES

   Company owned stores                                              $           4,236,350   $            7,407,627
   Revenue share revenues                                                          975,296                  15,0351
   Leasing revenue                                                                 262,500                        -
   Sales of simulator systems                                                    1,597,688                        -
                                                                     ---------------------   ----------------------

     Total Revenues                                                              7,071,834                7,557,978
                                                                     ---------------------   ----------------------

COST OF SALES

   COGS - Merchandise                                                              279,519                  497,102
   Group sales expenses                                                             18,749                   84,623
   COGS - Sale of simulators                                                       185,607                        -
                                                                     ---------------------   ----------------------

     Total Cost of Sales                                                           483,875                  581,725
                                                                     ---------------------   ----------------------

GROSS PROFIT                                                                     6,587,959                6,976,253
                                                                     ---------------------   ----------------------

GENERAL & ADMINISTRATIVE EXPENSES

   Payroll related expenses                                                      2,920,426                4,483,588
   Occupancy expenses                                                            1,558,870                3,188,240
   Other operating expenses                                                      1,745,377                2,329,571
                                                                     ---------------------   ----------------------

     Total Operating Expenses                                                    6,224,673               10,001,399
                                                                     ---------------------   ----------------------

INCOME (LOSS) BEFORE OTHER INCOME
   (EXPENSE)                                                                       363,286               (3,025,146)
                                                                     ---------------------   ----------------------

OTHER INCOME (EXPENSE)

   Interest expense                                                               (404,746)                (500,435)
   Gain on extinguishments of debt                                                  50,329                        -
                                                                     ---------------------   ----------------------

     Total Other Income (Expense)                                                 (354,417)                (500,435)
                                                                     ---------------------   ----------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                    8,869               (3,525,581)

INCOME TAX EXPENSE                                                                       -                        -
                                                                     ---------------------   ----------------------

NET INCOME (LOSS)                                                    $               8,869   $           (3,525,581)
                                                                     =====================   ======================

INCOME (LOSS) PER SHARE                                              $                0.00   $                (0.05)
                                                                     =====================   ======================

WEIGHTED AVERAGE SHARES OUTSTANDING                                  $          85,900,541   $           66,741,310
                                                                     =====================   ======================

The accompanying notes are an integral part of these consolidated financial statements.


        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                  Statements of Shareholders' Equity (Deficit)

                                                                                Additional                             Total
                              Preferred Stock              Common Stock        Paid-In          Retained              Shareholders'
                              --------------------      -------------------
                               Shares      Amount     Shares     Amount         Capital           Deficit           Equity (Deficit)



Balance at
  December 31, 2002          4,745,456    $      475    61,300,000  $      130  3,653,445    $ (2,909,074)     $     750,976

Common stock issued
  For extinguishment of
   debt                          -               -          20,000           2     (7,298)               -             7,300

Common stock issued
  for services                   -               -         120,000          12    (19,688)               -            19,700

Common stock issued
  for license fees               -               -         150,000          15    (32,985)               -            33,000

Conversion of preferred
  stock to common stock     (2,472,728)        (248)    12,724,183       1,272     (1,024)               -                 -

Fair value of warrants
  granted                        -               -           -               -   (316,610)               -           316,610

Net loss for the year
  Ended December 31, 2003        -               -           -               -          -       (3,525,581)      (3,525,581)
                             -----------    ------------    ------------   -------------     -------------    -------------

Balance at
  December 31, 2003          2,272,728           227     74,314,183      7,431  4,029,002       (6,434,655)      (2,397,995)

Common stock issued for
  2003 Bridge Loan Interest      -               -         935,726          94     78,112                -            78,206

Common stock issued
  for services                   -               -         260,000          26     17,248                -            17,274

Conversion of preferred
  stock to common stock     (2,272,728)         (227)   11,363,640        1,136      (909)               -                 -

Fair value of options and
   warrants granted              -               -               -           -    436,595                -           436,595
                             -----------    ------------    ------------   -------------     -------------    -------------

Subtotal                         -    $          -      86,873,549   $    8,687 4,560,048    $  (6,434,655)    $  (1,865,920)
                             -----------    ------------    ------------   -------------     -------------    -------------


The accompanying notes are an integral part of these consolidated financial statements.





                                                                                Additional                                    Total
                              Preferred Stock       Common Stock                Paid-In          Retained             Shareholders'
                             --------------------  ------------------
                             Shares        Amount   Shares          Amount      Capital           Deficit          Equity (Deficit)
                                 ----------       ---------      -------         -----------      -----------       -----------

Balance Forward               -    $          -      86,873,549   $     8,687   4,560,048    $ (6,434,655)     $  (1,865,920)

Common stock issued
 for payment of prior year
 year accruals                -               -         842,361            84     115,535                -           115,619

Net income for the year
  Ended December 31,
   2004                       -               -            -               -          -              8,869             8,869
                             -----------    ------------    ------------   -------------     -------------    -------------

Balance at
  December 31, 2004             0    $          0      87,715,910   $    8,772  4,675,583    $  (6,425,786)    $  (1,741,431)
                             ==========    =======    ============   ==========  ============    =============     ===========

The accompanying notes are an integral part of these consolidated financial statements.



        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

For the Years Ended
                                                                                         December 31,
                                                                            ---------------------------------------------
                                                                               2004                     2003
                                                                            ---------------      --------------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income (Loss)                                                        $            8,869  $       (3,525,581)
   Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
     Depreciation and amortization                                                     409,005             413,606
     Common stock issued for services and interest                                      95,479              52,700
     Amortization of notes payable discount                                            376,435             316,610
     Gain on extinguishment of debt                                                    (50,329)                  -
     Bad debt expense                                                                   15,266                   -
   Net changes in operating assets and liabilities:
     (Increase) decrease in trade accounts and other receivable                       (394,533)             37,275
     (Increase) decrease in inventory                                                 (211,056)            112,584
     (Increase) decrease in prepaid expenses and other assets                          (38,242)             57,331
     Increase (decrease) in accounts payable                                          (990,886)          1,212,619
     Increase (decrease) in accrued payroll and payroll taxes                          (31,473)            (64,036)
     Decrease in sales tax payable                                                     (24,586)            (14,115)
     Increase in gift certificates and customer deposits                               (70,199)            (28,529)
     Increase in accrued expenses                                                      638,905             218,675
     Increase in deferred revenue                                                       81,742                   -
     Increase in deposits on simulator sales                                         1,221,286             352,692
                                                                            ------------------  ------------------

       Net Cash Provided (Used) by Operations                                        1,035,683            (858,169)
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                                 (504,015)           (221,481)
                                                                            ------------------       -------------

       Net Cash Used by Investing Activities                                          (504,015)           (221,481)
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loans from and (repayments to) related parties                                      (50,000)            245,750
   Bridge loan proceeds                                                                604,000             500,000
                                                                            ------------------  ------------------

       Net Cash Provided by Financing Activities                                       554,000             745,750
                                                                            ------------------  ------------------

INCREASE (DECREASE) IN CASH                                                          1,085,668            (333,900)

CASH, BEGINNING OF YEAR                                                                249,005             582,905
                                                                            ------------------  ------------------

CASH, END OF YEAR                                                           $        1,334,673  $          249,005
                                                                            ==================  ==================

The accompanying notes are an integral part of these consolidated financial statements.


        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Continued)

                                                                                    For the Years Ended
                                                                                         December 31,
                                                                            ---------------------------------------------
                                                                                   2004                 2003
                                                                            -----------------    --------------------

SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Cash paid for interest                                                   $          122,332  $           68,951
   Cash paid for income taxes                                               $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

   Common stock issued for payment of prior year accruals                   $          115,619  $                -
   Common stock issued for services and interest                            $           95,479  $           52,700
   Warrants granted for notes payable                                       $          436,595  $          316,610
   Common stock issued for license fees                                     $                -  $           33,000






The accompanying notes are an integral part of these consolidated financial statements.


        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 1 -      BASIS OF PRESENTATION

              Interactive Motorsports and Entertainment Corp was incorporated in Indiana and began operations on August 3, 2002. Perfect Line, Inc. was also incorporated in Indiana, and began operations on August 2, 2002.

              Interactive Motorsports and Entertainment Corp, through its wholly owned subsidiary, Perfect Line, Inc. (the Company), (1) owns and operates three NASCAR Silicon Motor Speedway stores offering licensed NASCAR-branded entertainment products, (2) has ongoing revenue share agreements with third parties allowing them use of our NASCAR racing simulators and proprietary software, (3) sells its simulators and licenses its proprietary software to third parties, (4) leases its simulators and its proprietary software to third parties.. The cornerstone of the Company's revised business model includes the expansion of the revenue share base. In revenue sharing, the Company enters into an agreement whereby the Company is entitled to an agreed percentage of the revenue generated by the simulator, subject to a minimum due each month.

              On March 18, 2004, the Company entered into agreement with Michigan based Checker Flag Lightning, LLC to convert seven of its nine corporate owned racing centers into revenue share stores. The agreement shifts the burden of occupancy and labor costs to Checker Flag, and guarantees the Company a minimum revenue share income for each site. As of December 31, 2004, six of the seven planned stores had been converted to revenue share sites.


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a. USE OF ESTIMATES

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

              b. SIGNIFICANT ESTIMATES

              The most significant estimates made by management are determining the estimated useful lives of the fixed assets, determining the obsolescence of merchandise inventory, and assessing the realization of deferred tax benefits relating to the Company's net operating loss carry forwards.

              c. LONG-LIVED ASSETS

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

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

             d. MERCHANDISE INVENTORY

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

              e. MANUFACTURING INVENTORY

              Manufacturing inventories are carried at the lower of cost or market as determined by the first-in, first-out method. These inventories consist of completed simulators that are ready to be installed in a site, as well as various components of our simulation system that have not been allocated to a specific site.

              f. PROPERTY AND EQUIPMENT

              The Company records its property and equipment at cost and once in service, depreciates it using the straight-line method over the estimated useful lives of the respective asset classes as follows:

              Software 3 Years, Furniture, Fixtures, and Equipment 5 to 7 Years

              g. CONSTRUCTION IN PROGRESS

              The Company records all costs associated with the acquisition of components and build out of new sites in Construction in Progress. Once the site build is completed, costs associated with the build are capitalized as Property and Equipment, and are depreciated as noted in paragraph (f) above.

              h. DIVIDENDS

              The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company does not presently intend to pay dividends at any point in the foreseeable future.

              i. CONSOLIDATION

              The consolidated financial statements at December 31, 2004 and 2003 include the accounts of the Company and its wholly owned operating subsidiaries, Perfect Line, Inc. and Race Car Simulators. Intercompany transactions and balances have been eliminated in consolidation.

              j. NET LOSS PER SHARE

              The computation of net loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The Company calculates loss per share pursuant to Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Earnings Per Share. Basic loss per share is computed based upon the weighted average number of common shares issued and outstanding during each year. Diluted loss per share amounts assume conversion, exercise, or issuance of all potential common stock instruments (stock options, warrants and convertible preferred stock). Potentially dilutive securities including preferred stock, warrants and stock options are excluded from diluted loss per share during net loss periods.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              j. NET LOSS PER SHARE (Continued)

              because these securities would be anti-dilutive. The Company has excluded 14,598,945 of dilutive instruments at December 31, 2004.

              k. INCOME TAXES

              The Company provides for income taxes based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. At December 31, 2004, the Company's net deferred tax asset is fully offset by a valuation allowance.

              l. REVENUE RECOGNITION AND UNEARNED REVENUE

              The Company recognizes revenue for its services at the time the services have been rendered. In the case of gift certificates and customer deposits for group events, these amounts are deferred and recognized when the associated services are rendered or upon expiration. During 2003 the Company began a program of selling some of its new or used simulators. The Company has received deposits of $1,573,978 relating to these sales. The Company's policy is to defer all revenue recognition associated with these sales until all terms of the contract have been met and no obligations remain for the Company to perform.

              On December 31, 2004, the Company and its two subsidiaries entered into an agreement to sell 24 of its race car simulators and granted an option to purchase 10 additional simulators. The purchase price of $1,536,600 was paid in cash by the date of the agreement. In addition to transferring title to the simulators, the Company entered into a management agreement to provide services for the term of the contract and granted 5,161,500 common stock warrants which are exercisable for 5 years at $0.10 per warrant.

              In accordance with EITF 00-21, the Company estimated the future costs of the management service agreement. These costs are currently being deferred and will be amortized over the life of the agreement. As outlined in EITF 00-21 the Company recognized the purchase price less the estimated service costs as sales in 2004.

              m. CASH AND CASH EQUIVALENTS

              For purposes of the statement of cash flows, the Company considers all demand deposit balances and all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

              n. CONCENTRATION OF RISK

              The Company maintains a demand deposit account where the balance in the account may at times exceed the FDIC insurance limits of $100,000. At December 31, 2004, the amount exceeding the FDIC limit was $1,720,388.

              o. ADVERTISING

              Advertising expenses were $42,787 and $252,992 for the years ended December 31, 2004 and 2003, respectively.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              p. RECLASSIFICATIONS

              Certain prior year amounts have been reclassified to conform to the current year presentation.

              q. INVENTORY

              At December 31, 2004, inventory consisted of the following:

                      Merchandise Inventory               $              27,298
                      Manufacturing Inventory                            16,648
                      Simulators Inventory                              235,985
                      Net of Reserve                                    (20,000)
                                                           ---------------------

                      Total Inventory                     $             259,931
                                                           =====================

NOTE 3 -      EQUITY TRANSACTIONS AND COMMON STOCK WARRANTS

              Preferred Stock

              At June 30, 2002, Perfect Line placed with investors 4,745,456 shares of convertible preferred stock (the, "Preferred Stock") for cash proceeds of $2,610,050 under a private placement memorandum dated May 10, 2002. These funds were to be held in escrow until the occurrence of certain events.. The proceeds of this offering were used to pay down debt and other liabilities and to provide working capital funds for the business. The Preferred Stock is mandatorily convertible one year after issuance into one share of Common Stock or one dollar worth of Common Stock as of the conversion date, as calculated by the 10-day trailing average of the bid and ask price prior to conversion, whichever is more favorable to the shareholder. On July 31, 2003 the Company entered into an agreement with one preferred shareholder which extended the conversion date to January 1, 2004. These shares were subsequently converted into 11,363,640 Common shares on January 29, 2004.

              For every two shares of Preferred Stock, the investor received one warrant (the "Preferred Stock Warrants") to purchase Common Stock at a price of $1.50 per share expiring three years from the date of issuance. The Preferred Stock Warrants are callable by the Company for $0.10 per warrant at any time at the option of the Company. At December 31, 2004 and as of the date of this filing, all 2,372,728 of the Preferred Stock Warrants were outstanding. Management assigned no value to the Preferred Stock Warrants.

              Common Stock

              In connection with a certain asset purchase agreement, the Company granted warrants to allow the seller to purchase up to $2 million in value of the Company's common stock at a price equal to the value per share at the time the warrants are exercised. The warrants are exercisable at any time prior to December 14, 2011, upon the occurrence of certain events. Management has determined the likelihood of occurrence of these certain events is remote and has therefore assigned no value to these warrants. No warrants have been exercised as of December 31, 2004.

              On January 13, 2004, the Company issued 10,000 shares of common stock to an unrelated entity as the last installment on the Company's most recent S-8 registration statement. Total consulting expense associated with this issuance was $2,300.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 3 -      EQUITY TRANSACTIONS AND COMMON STOCK WARRANTS (Continued)

              Common Stock (Continued)


              On January 27, 2004, the Company issued 39,742 shares of common stock per the terms of the 2003 Secured Bridge Notes (Note 5). The Company extinguished $4,245 of prior year accruals.

              On January 27, 2004, the Company issued 468,060 shares of common stock per the terms of the 2003 Secured Bridge (Note 5). The Company extinguished $50,000 of prior year accruals.

              On January 27, 2004, the Company issued 150,000 shares of common stock for consulting services provided. The Company extinguished $30,000 of prior year accruals.

              On January 29, 2004, the Company issued 11,363,651 shares for the conversion of all of the remaining preferred stock to common stock.

              On February 4, 2004, the Company issued 184,559 shares of common stock for consulting services that were rendered. The Company extinguished $31,375 of prior year accruals.

              On March 12, 2004, the Company issued 65,034 shares of common stock per the terms of the Secured Bridge Notes due December 31, 2003 (Note 5). Total interest expense associated with this issuance was $10,000.

              On June 1, 2004, the Company issued 8,117 shares of common stock per the terms of the Secured Bridge Notes due December 31, 2003 (Note 5). Total interest expense associated with this issuance was $1,161.

              On June 10, 2004, the Company issued 250,000 shares of common stock for consulting services that were rendered. Total consulting expense associated with this issuance was $15,000.

              On June 25, 2004, the Company issued 149,805 shares of common stock per the terms of the Secured Bridge Notes due December 31, 2003 (Note 5). Total interest expense associated with this issuance was $15,000.

              On December 30, 2004, the Company issued 491,791 shares of common stock per the terms of the Secured Bridge Notes due December 31, 2003 (Note 5). Total interest expense associated with this issuance was $30,000.

              On December 30, 2004, the Company issued 103,511 shares of common stock per the terms of the Secured Bridge Notes due December 31, 2003 (Note 5). Total interest expense associated with this issuance was $11,517.

              On December 30, 2004, the Company issued 117,468 shares of common stock per the terms of the Secured Bridge Notes due December 31, 2003 (Note 5). Total interest expense associated with this issuance was $10,500.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 4 -      PROPERTY AND EQUIPMENT

At December 31, 2004, property and equipment was comprised of the following:

                                                                  2004

              Furniture, Fixtures and Equipment           $             948,522
              Revenue share installation costs                          103,150
              Construction in Progress                                  189,956
              Software                                                  659,574
                                                           --------------------
                 Total Property and Equipment                         1,901,202

              Less: Accumulated depreciation                          1,136,406
                                                          ---------------------

              Property and Equipment, net                 $             764,796
                                                          =====================


Depreciation expense for the years ended December 31, 2004 and 2003 was $374,362 and $411,231 respectively.

NOTE 5 -          DEBT AND CREDIT ARRANGEMENTS

              On March 7, 2003, Perfect Line, Inc. issued Secured Bridge Notes due December 31, 2003 (the "Bridge Notes") in the aggregate principal amount of $700,000 to one institutional investor and three related-party investors (See Note 9). Under the terms of the agreement; Ropart Asset Management Fund, LLC ("Ropart"), Tampa Bay Financial, Inc. (related-party), William R. Donaldson (related-party) and Erik R. Risman (related-party at that time), were to receive the principal sum of $500,000, $100,000, $50,000 and $50,000, respectively, on December 31, 2003. Interest was to be paid on the unpaid principal balance existing prior to maturity at an annual rate of twelve percent (12%). Interest on the unpaid principal under the Notes was due and payable in arrears on the first day of each month, commencing April 1, 2003. Additionally, interest accrued at an annual rate of twelve percent (12%), which was to be repaid in shares of common stock. All amounts due under the notes were due and payable December 31, 2003. Ropart and Donaldson have signed amendments extending the note until the end of April 2004, Tampa Bay Financial's balance was transferred to a third party controlled by a major Company shareholder, and along with an additional Company obligation, was rolled over to the Company's February 2 2004 Note and Option and Security offering (below) and Risman was paid in full in 2004 by the Company.

              Ropart and Risman also received warrants in the amounts of 2,941,176 and 294,118, respectively, entitling them to purchase from the Company, at an exercise price of $0.17, common shares of the Company at any time before the earlier of June 30, 2004 or six months following payment of the Bridge Note in full. The warrants expired unexercised in 2004.

              Pursuant to the Note and Option Purchase Agreement and Security Agreement dated February 2, 2004, the Company issued notes bearing an interest rate of 9.6% payable in the total amount of $750,000. These notes were issued between February 2, 2004 and June 6, 2004 The notes are due on February 2, 2005, but may be prepaid after six months from their date of issuance. Each note comes with an option to purchase common shares of the Company equal to the amount of notes purchased divided by the fair market value of the Company's stock on the date of issuance of the note. The options strike price is equal to the share price of the Company's stock on the date of issuance of the note, and the options expire on March 1, 2005. Management has determined that the options have a value of $261,643 which is being amortized over the life of the options. Option amortization expense in 2004 totaled $209,831.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 5 -      DEBT AND CREDIT ARRANGEMENTS (Continued)

              Notes Payable consisted of the following at December 31, 2004:

              Note payable to individual bearing interest at 12%,
              due December 31, 2004.  Secured by certain
              simulators of the Company and a personal guaranty
              of the President of the Company.                                                 $         500,000

              Nine (9) notes payable to individuals, bearing interest at 9.6%, due on February 2, 2005. Secured by certain simulators of the
              Company and a personal
              guarantee of the president.                                                                604,000

              Less: unamortized discount                                                                 (42,349)
                                                                                               -----------------
              Total Notes Payable                                                              $       1,061,651
                                                                                               =================

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

NOTE 7 -      RENT COMMITMENTS

              The Company rents various office and retail space under long-term, non-cancelable operating leases, some of which include renewal options, expiring on various dates through 2010. The Company also leases certain office equipment pursuant to a non-cancelable operating lease with terms of three years. Rent expense approximated $1,289,294 and $2,662,000 for the years ended December 31, 2004 and 2003, respectively. During 2004, the Company entered into various agreements with Checker Flag Lightning (CFL) and the landlords of specific company stores whereby CFL assumed the operation of the store, and assumed primary responsibility for payments of the monthly rent. The first column below shows the full impact of all the rental agreements the Company is a party to. The second column shows the Company's rental obligations as a consequence of our agreements with CFL and various mall owners.

              At December 31, 2004, the future minimum rental payments required under all non-cancelable operating leases were as follows:

                                                                            All                Net of CFL
                                Payable In                           Rental Payments          Rental Payments
              -----------------------------------------------------------------------------------------------------------------
                                  2005                        $        1,822,489          $          806,768
                                  2006                                 1,595,376                     775,222
                                  2007                                 1,104,546                     580,510
                                  2008                                   920,694                     396,658
                                  2009                                   874,505                     379,944
                               Later years                               394,180                     379,944
                                                              ------------------          ------------------

              Total Required Rental Payments                  $        6,711,789          $        3,319,046
                                                              ==================          ==================

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 8 -      COMMITMENTS AND CONTINGENCIES

              From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. As of December 31, 2004, the Company is not aware of any material legal actions directed against the Company.

NOTE 9 -          RELATED PARTY NOTES PAYABLE

              Note payable to President of the Company, bearing interest at 12%
              per annum. Due December 31, 2004.
              Secured by certain assets of the Company.                                   $           50,000

              Note payable to an entity controlled by a major shareholder of the
              Company, bearing interest at 9.6% per annum, due February 2,
              2005secured by certain simulators of the Company
              and personal guarantee of the president.                                               146,000
              Less: Unamortized discount                                                              (9,463)
                                                                                          ------------------

              Total Related Parties Notes Payable                                         $          186,537
                                                                                          ==================

NOTE 10 -     INCOME TAXES

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

              Net deferred tax assets consist of the following components as of
              December 31, 2004 and 2003:
                                                                                   2004                2003
                                                                            ------------------  ------------------

              Deferred tax assets:
                NOL Carryover                                               $        1,715,498  $        1,918,625
                Valuation for investment                                                                    57,000
                Depreciation                                                            59,434              93,750

              Deferred tax liabilities:                                                      -                   -
                State deferred liability                                                                   (62,945)
              Valuation allowance                                                  (1,774,932)          (2,006,430)
                                                                            -----------------   ------------------

              Net deferred tax asset                                        $                -  $                -
                                                                            ==================  ==================

              The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended
              December 31, 2004 and 2003 due to the following:

              Book loss                                                     $            3,401  $        1,374,976

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 10 -  INCOME TAXES (Continued)


              Meals and Entertainment                                                    1,628             (2,645)

              Stock for services/options expense                                     (144,924)           (144,030)
              Other                                                                     53,176
              NOL Utilization                                                        (203,129)
              Valuation allowance                                                                      (1,228,301)
                                                                            ------------------  -----------------

                                                                            $                -  $                -
                                                                            ==================  ==================


              At December 31, 2004, the Company had net operating loss carryforwards of approximately $4,300,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future years.

NOTE 11 -     RECENT ACCOUNTING PRONOUNCEMENTS

              During the year ended December 31, 2004, the Company adopted the following accounting pronouncements:

              On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

              In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
              Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 11 -         RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

              In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

              In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

              The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.


NOTE 12 -         ACCRUED LIABILITIES

              Accrued Liabilities consisted of the following at December 31, 2004

              Back rent owed to various landlords on sites now operated
              by Checker Flag Lightning, Inc.  The Company is in various
              stages of negotiation to resolve this liability                                   $       815,645
              Vacation pay accrual                                                                       51,328
              Accrued warrant expenses on sold simulators                                                47,915
              Accrued licensing fees                                                                     71,750
              Accrued property taxes                                                                     26,000
              Accrued miscellaneous expenses                                                            146,291
                                                                                                       --------

              Total Accrued Liabilities                                                          $    1,158,929
                                                                                                 ===============

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 13 -         DEPOSITS ON SIMULATOR SALES

              Deposits on simulator sales consist of the following on December 31, 2004


              Company                       Number of Simulators                                   Amount

              Roltex Group                    8                                 $           552,692
              Race Car Simulation Corp.      10                                 $           528,000
              Tonne Management                4                                 $           222,000
              Ft. Gordon Military Base        2                                 $           144,300
              I-Vision Technologies           2                                 $            85,480
              All Others                                                        $            41,506
                                                                                        --------------------

              Total deposits on simulator sales                                         $ 1,573,978
                                                                                        ==================

These deposits represent funds received by the Company for the sale of simulators.

NOTE 14 - SUBSEQUENT EVENTS

              On January 3, 2005, the Company reduced its indebtedness to Ropart Asset Management Fund, LLC by $200,000.

              On February 2, 2005, the Company paid in full notes representing $260,000 of the 2004 notes per the terms of the note and option purchase agreement and security agreement dated February 2, 2005. Additionally, the Company and one noteholder agreed to extend the maturity date on its note to August 2, 2005. A second noteholder chose to deliver its note and exercise its stock option in lieu of payment of all but $16,000 (to be paid in cash) of the amount owed, per the terms of the notes. Collectively, these transactions will result in a balance of $146,000 on the 2004 Notes.

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

The Company has provided Crowe Chizek with a copy of the information disclosed in the Current Report on Form 8-K which was filed with the Commission on March 18, 2004 and is incorporated herein by reference. Crowe Chizek provided the Company a letter dated March 18, 2004, for filing as an Exhibit to the Form 8-K which indicated. The letter stated, in essence, that Crowe Chizek did not disagree with the above disclosure, although it expressed no opinion as to what the Company believed as stated in the fourth and fifth sentences of the first paragraph of this Item 8.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The Board of Directors and Executive Officers of the Company consist of the persons named in the table below. Vacancies in the Board of Directors may only be filled by the Board of Directors by majority vote at a Board of Director's meeting, or at a shareholders meeting at which stockholders holding a majority of the issued and outstanding shares of capital stock are present. The directors are elected annually by the stockholders at the annual meetings. Each director shall be elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. The bylaws provide that we have at least one director. The directors and executive officers of the Company are as follows:

Name                            Age     Position

William R. Donaldson             48     Chairman, Chief Executive Officer, and
                                        Secretary
Carl L. Smith, Sr.               62     Director
Cary Agajanian                   63     Director

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

Mr. Smith is a successful entrepreneur, whose business interests and ownerships have over his professional life, spanned a wide variety of products and services. With over 38 years of experience in business development, marketing, sales and finance, he provides a diverse level of knowledge and expertise to the Company. He was the founder of Catalyst Marketing Corporation, a public company that, under his leadership, grew to become one of the most successful telecommunications marketing agencies for products and services of industry giant, MCI, which was later acquired by WorldCom. In 1991, he co-founded Tampa Bay Financial, Inc., a former venture capital firm that specialized in micro-cap, first stage corporate investments and, one year later, was selected as a member of the prestigious "Who's Who of American Business Executives". Mr. Smith has successfully engineered the turn around and revitalization of several troubled public companies and has also been involved in capitalizing and taking many young private companies public through a reverse merger strategy. He presently sits on the Board of Directors of NeoGenomics, Inc. (OTCBB: NOGN) and several private companies.

Mr. Agajanian literally grew up in the sport of auto racing, with his family running racing teams and racetracks. He now owns Motorsports Management International, a multi-faceted company that is an industry leader in the areas of event representation, corporate consulting, and sponsorship negotiation. For the past 10 years, Mr. Agajanian has served on Motorsports boards such as the Automobile Competition Committee of the United States (ACCUS), the American Motorcyclist Association (AMA, Vice-Chairman) and United States Auto Club (USAC) Properties. Mr. Agajanian's company has been involved in securing hundreds of sponsorship arrangements and is the only company in the United States to offer star race drivers premium representation services in corporate structures, pension benefits, trusts and estates and contract negotiation. NASCAR NEXTEL Cup star Tony Stewart has been represented by Motorsports Management International, and Agajanian also previously represented Jeff Gordon. Mr. Agajanian's car ownership division has entered cars in the Indianapolis 500 for 36 consecutive years and now owns one of the premier teams in the NASCAR Busch Series.

The Company has no standing or separate audit committee, but rather the entire Board of Directors functions as the audit committee, The Board of Directors has determined that due to the size of the board of directors, and the limited resources of the Company, it is in the Company's best interest to have the entire board function as the audit committee.

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

Based solely on our review of such forms furnished to us and representations from certain reporting persons, filing requirements applicable to our executive officers, directors and more than 10% stockholders have been complied with during the twelve months ending December 31, 2004 with the exception of James Matheny, who has failed to file a Form 3, Initial Statement of Beneficial Ownership, reporting their ownership of in excess of 10% of the issued and outstanding voting shares of the Company.

Code of Ethics.

The Company has adopted a Code of Ethics which is applicable to all officers, directors and employees of the Company. A copy of the Code of Ethics is available on the Company's website which is www.smsonline.com under the investor relations button. The Company will forward, without charge, a copy of the Code of Ethics to any person requesting a copy. Requests should be directed to Interactive Motorsports and Entertainment Corp. Attn: Code of Ethics at 5624 W. 73rd Street, Indianapolis, Indiana, 46278.

Item 10. Executive Compensation

The following table sets forth information concerning the compensation paid to all persons serving as the Company's chief executive officer and the Company's most highly compensated executive officers other than its chief executive officer who were serving as executive officers at December 31, 2004 and whose annual compensation exceeded $100,000 during such year (collectively, the "Named Executive Officers").

                                Annual Compensation                              Long-Term Compensation Awards

                                                                                                  Securities
                                                              Other Annual      Restricted        Underlying
   Name and Principal      Year/                            Compensation (2)   Stock Awards    Options/SARs (#)     LTIP
       Position            Period     Salary      Bonus                                                          Payouts

William R. Donaldson,        2004      $150,000      -           $6,659              -                 -              -
Chairman and CEO

                             2003      $150,039      -           $7,140              -                 -              -

 (2) Includes cost of medical and life insurance.


Director Compensation

Directors of the Company are currently not paid for their services; however, the Company intends to establish a compensation plan utilizing stock awards versus cash payments in 2005.

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

Stock Options and Warrants

The Company does not currently have a stock option plan.

Compensation Committee Interlocks and Insider Participation

No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 22, 2005 for each person or entity that is known by us to beneficially own more than 5 percent of our Common Stock. As of March 22, 2005, the Company had 87,715,910 shares of Common Stock outstanding.

                                                              Amount of Beneficial
                                                                  Ownership           Nature of         Percent of
            Name and Address of Beneficial Owner                                      Ownership         Class

  William R. Donaldson, Carmel, IN                                 17,736,450          Direct            20.22%
  James Matheny, Cary, NC                                          13,691,151          Direct            15.61%
  Vikki Cook, Sarasota, FL                                         11,627,993          Direct            13.26%
  Coldwater Capital, LLC, New York, NY                              6,348,594          Direct             7.24%
  Lucky Dog, LLC, New York, NY                                      6,119,252          Direct             6.98%

  Dolphin Direct Equity Partners, LP (a)                            5,161,500          Direct             5.32%
                                                                    =========                             =====

    Total                                                          55,523,440                            63.30%
                                                                   ==========                            ======

(a) Dolphin Direct Equity Partners, LP (Dolphin) is the beneficial owner of 5,161,500 warrants that expire December 31, 2009, and are exercisable at any time prior to expiration. The calculation used to determine The Percent of Class attributable to Dolphin assumes all the warrants held by Dolphin are exercised. The Totals do not include Dolphin's beneficial ownership.


Security Ownership of Management

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 22, 2005 for each of our directors and each of our Named Executive Officers, and all directors and executive officers as a group. As of March 22, 2005 the Company had 86,530,184 shares of Common Stock outstanding.

                                                                     Amount of
         Name, Position and Address of Beneficial Owner             Beneficial       Nature of    Percent of
                                                                   Ownership (1)     Ownership       Class

  William R. Donaldson, Chairman, Chief Executive Officer, and     17,736,450          Direct        20.22%
  Secretary; Carmel, Indiana
  Carl L. Smith, Director; Sarasota, Florida                                -           n/a               -
  Cary Agajanian, Director; Los Angeles, California                                     n/a
                                                                 -----------------
                                                                            -                             -
        Total                                                      17,736,450                        20.22%

  All Executive Officers & Directors as a Group
  (5 persons)                                                      17,736,450                        20.22%
                                                                   ==========                        ======

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

The Company issued March 10, 2003 to three related parties a total of $200,000 of Secured Bridge Notes as previously disclosed in that Form 8-K filed on March 13, 2003. These notes were issued to Tampa Bay Financial and Mr. William R. Donaldson in the amounts of $100,000 and $50,000, respectively. The Chairman and Chief Executive Officer of Tampa Bay Financial, Mr. Carl L. Smith, is also a director of the Company. Mr. Donaldson is the Chairman and Chief Executive Officer of the Company. On February 17, 2004, at the direction of Mr. Smith, the note was transferred to a third party controlled by a major Company shareholder.

Item 13. Exhibits and Reports on Form 8-K

A. Exhibits.
         3(i) Articles of Incorporation* 3(ii) By-Laws*
         10.1     Form of Note and Option Purchase Agreement and Security
                  Agreement **
         10.2     Form of Procurement Contract **
         10.3     Form of Master Revenue Sharing Agreement**
         10.4 Asset Purchase Agreement with Race Car Simulation Corporation, a portfolio company of Dolphin Direct Equity Partners, LP ***
         11.1     Computation of Earnings (Loss) Per Share
         14.1     Code of Ethics
         21.1     Subsidiaries
         31.1 Certification of William R. Donaldson as Chief Executive Officer and Chief Financial Officer pursuant to
                  Rule 13a-14 of the Security Exchange Act of 1934.
         32.1 Certification of William R. Donaldson as Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
         32.2 Certification of William R. Donaldson as Chief Financial Officer and Treasurer pursuant to 18 U.S.C.
                  Section 1350.

        * Incorporated by reference from Form 10-QSB filed on November 14, 2002 ** Incorporated by reference from Form 10-QSB filed on May 17, 2004 ***Incorporated by reference from Form 8-K filed on January 6, 2005


B. Reports on Form 8-K.

   1.  Form 8-K     Filed November 16, 2004      Announcement of the financial
                                                 results for the Third Quarter,
                                                 2004.


ITEM 14.  Principal Accountant Fees and Services.

AUDIT FEES
         Fees for audit services from Crowe Chizek and Company totaled $13,650 for the year ended December 31, 2003. Fees for audit services from HJ and Associates totaled $29,000 for the year ended December 31, 2003. Fees for audit services from HJ and Associates totaled $50,151.99 for the year ended December 31, 2004. Those auditing fees included fees associated with the annual audit, reviews of quarterly reports on Form 10-Q and procedures required by GAAP and GAAS.

AUDIT-RELATED FEES
         Fees for audit-related services from Crowe Chizek and Company totaled $2,635 for the year ended December 31, 2003. Fees for audit-related services from HJ and Associates totaled $0 for the year ended December 31, 2004. These auditing services consisted of assistance related to routine audits and procedures and consultation with respect to the filing of Forms S-8.

TAX FEES
         Fees from Crowe Chizek and Company for tax services, including fees for review of the consolidated federal income tax return, totaled $150 for the year ended December 31, 2003. Fees from HJ and Associates for tax services, including fees for review of the consolidated federal income tax return, have yet to be determined for the year ended December 31, 2003 and for the year ended December 31, 2004.

All Other Fees
         No fees were billed by HJ and Associates for the fiscal year ending December 31, 2003 and for the fiscal year ending December 31, 2004 other than those specified above.

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

There were no fees in 2004 which were not pre-approved by the Board of Directors. All services described above under the captions "Audit Fees", "Audit Related Fees" and "Tax Fees" were approved by the Board of Directors pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

Date: March 28, 2005           By:       /s/ William R. Donaldson
                               ---------------------------------------------
                               William R. Donaldson
                               Chairman of the Board and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 28, 2005           By:       /s/ William R. Donaldson
                               -----------------------------------------------
                               William R. Donaldson
                               Chairman of the Board and Chief Executive Officer
                               (Principal Executive Officer)

Date: March 28, 2005           By:      /s/ William R. Donaldson
                               -----------------------------------------------
                               William R. Donaldson
                               Chief Financial Officer and Treasurer
                               (Principal Financial Officer)

Date: March 28, 2005           By:      /s/ Carl L. Smith
                               ------------------------------------------
                               Carl L. Smith
                               Director

Date: March 28, 2005           By:      /s/ Cary Agajanian
                               -----------------------------------------------
                               Cary Agajanian
                               Director

                                  EXHIBIT INDEX


Exhibits:
         3(i)     Articles of Incorporation* 3(ii) By-Laws*
         10.1     Form of Note and Option Purchase Agreement and Security
                  Agreement **
         10.2     Form of Procurement Contract **
         10.3     Form of Master Revenue Sharing Agreement**
         10.4     Asset Purchase Agreement with Race Car Simulation Corporation, a portfolio company of Dolphin Direct Equity Partners, LP ***
         11.1     Computation of Earnings (Loss) Per Share
         14       Code of Ethics
         21.1     Subsidiaries
         31       Certification of William R. Donaldson as Chief Executive
                  Officer and Chief Financial Officer pursuant to
                  Rule 13a-14 of the Security Exchange Act of 1934.
         32.1     Certification of William R. Donaldson as Chief Executive
                  Officer pursuant to 18 U.S.C. Section 1350.
         32.2     Certification of William R. Donaldson as Chief Financial
                  Officer and Treasurer pursuant to 18 U.S.C.
                  Section 1350.

       * Incorporated by reference from Form 10-QSB filed on November 14, 2002 ** Incorporated by reference from Form 10-QSB filed on May 17, 2004 ***Incorporated by reference from Form 8-K filed on January 6, 2005