Form 10QSB
period 2005-05-20
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2005-05-20
CIK 1115551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                                OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2005

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


Indicate by checkmark whether the Issuer: (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [x] No [] (2) Yes [x] No []

As of May 20, 2005, there were 87,715,910 (par value $0.0001) common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Exhibit Index on page 25.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB



                                                                                                              Page
Section                                                                                                     Number

NOTE ON FORWARD LOOKING INFORMATION............................................................................3
BASIS OF PRESENTATION..........................................................................................4

                                     PART I

Item 1.    Unaudited Financial Statements and Notes to Financial Statements
                  Consolidated Balance Sheets at March 31, 2005 and December 31, 2004..........................5
                Consolidated Statements of Operations for the Three Months Ended
                  March 31, 2005 and 2004 .....................................................................7
                Consolidated Statement of Shareholders' Equity
                  for the Three Months Ended March 31, 2005....................................................8
                Consolidated Statements of Cash Flows for the Three Months
                   Ended March 31, 2005 and 2004...............................................................10
                  Notes to Consolidated Financial Statements...................................................12
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............15
Item 3.    Internal Controls and Procedures....................................................................24


                                     PART II

Item 1.    Legal Proceedings...................................................................................24
Item 2     Changes in Securities. .............................................................................24
Item 3     Defaults Upon Senior Securities.....................................................................24
Item 4.    Submission of Matters to a Vote of Security Holders.................................................24
Item 5.    Other Information...................................................................................24
Item 6.    Exhibits and Reports on Form 8-K....................................................................25


SIGNATURES.....................................................................................................26

EXHIBITS INDEX.................................................................................................31

EXHIBITS.......................................................................................................32



                       NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-QSB and other statements issued or made from time to time by the Company or its representatives contain statements, which may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A Sections 77z-2 and 78u-5. Those statements include statements regarding the intent, belief, or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. All statements, trend analyses, and other information contained in this report relative to markets for the Company's products and/or trends in the Company's operations or financial results, as well as other statements which include words such as "anticipate," "could," "feel(s)," "believes," "plan," "estimate," "expect," "should," "intend," "will," and other similar expressions, constitute forward-looking statements and are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions that may impact the disposable income and spending habits of consumers; (ii) the availability of alternative entertainment for consumers; (iii) the ability of the company to obtain additional capital and/or debt financing; (iv) the ability of the company to control costs and execute its business plan.

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

As Perfect Line had revenues, operations, and business activity, for financial reporting purposes, Perfect Line is considered the acquirer, and therefore the predecessor, and the Company is considered the acquiree for accounting and reporting purposes. Due to the fact that the merger is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. The operations of Interactive Motorsports and Entertainment Corp. have been included in consolidation from August 2, 2002 through March 31, 2005.

All information in this Form 10-QSB is presented from the perspective of Interactive Motorsports and Entertainment Corp. and its subsidiary Perfect Line and not from the perspective of PIH.

                                     PART I

Item 1. Condensed Financial Statements

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS


                                                                   March 31, 2005                        December 31, 2004
                                                             ---------------------             ----------------------------
                                                                 (unaudited)
Current Assets
   Cash                                                  $                455,138             $                  1,334,673
   Accounts Receivable                                                    594,330                                  428,726
   Inventory                                                              470,690                                  259,931
   Prepaid Expenses                                                        33,511                                   35,490
                                                             ---------------------                 ------------------------
          Total Current Assets                                          1,553,669                                2,058,820
                                                             --------------------                  ------------------------
Property and Equipment
   Total Property and Equipment, Net                                      731,384                                  764,796
                                                             --------------------                 ------------------------
Other Assets
   Deposits                                                                43,401                                   42,001
   Other Intangible Assets, Net                                             5,416                                   11,599
                                                             ---------------------                 ------------------------
          Total Other Assets                                               48,817                                   53,600
                                                             ---------------------                 ------------------------

Total Assets                                             $              2,333,870             $                  2,877,216
                                                             =====================                 ========================



The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                                                     LIABILTIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                   March 31, 2005                           December 31, 2004
                                                             ---------------------                 ---------------------------
                                                                 (unaudited)
Current Liabilities
   Accounts Payable                                      $                619,621             $                       418,815
   Accrued Payroll Expense                                                 26,019                                      67,385
   Accrued Sales Tax Payable                                               15,999                                      26,722
   Gift Cert. & Customer Deposits                                          40,556                                      42,888
   Deposits on Simulator Sales                                          1,328,468                                   1,573,978
   Accrued Liabilities                                                  1,110,471                                   1,158,929
   Deferred Revenue                                                        77,660                                      81,742
   Notes Payable - Related parties                                        196,000                                     186,537
   Notes payable                                                          644,000                                   1,061,651
                                                             ---------------------                 ---------------------------
          Total Current Liabilities                                     4,058,794                                   4,618,647
                                                             --------------------                  ---------------------------
          Total Liabilities                                             4,058,794                                   4,618,647
                                                             --------------------                  ---------------------------
Shareholders Equity
   Common Stock                                                             8,772                                       8,772
   Additional Paid in Capital                                           4,730,816                                   4,675,583
   Retained Earnings                                                   (6,464,512)                                 (6,425,786)
                                                             ---------------------                 ---------------------------
          Total Shareholders Equity                                    (1,724,924)                                 (1,741,431)
                                                             ---------------------                 ---------------------------

Total Liabilities & Equity                               $              2,333,870             $                     2,877,216
                                                             =====================                 ===========================



The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)


                                                         For the 3 months ending               For the 3 months ending
                                                             March 31, 2005                        March 31, 2004
                                                        --------------------------           ----------------------------

Revenues
   Company Store Sales                              $                     648,134         $                    1,452,122
   Revenue Share Sales                                                    266,194                                106,599
   Simulator Leases                                                             0                                 50,625
   Sales of Simulator Systems                                             761,106                                      0
                                                        --------------------------           ----------------------------
          Total Revenues                                                1,675,434                              1,609,346
                                                        -------------------------            ----------------------------
Cost of Sales
   COGS - Merchandise                                                      57,623                                 81,366
   Group Sales Expenses                                                     3,661                                  3,542
   COGS - Sale of Simulators                                              346,548                                      0
                                                        -------------------------           ----------------------------
          Total Cost of Sales                                             407,832                                 84,907
                                                        --------------------------           ----------------------------

Gross Profit                                                            1,267,602                              1,524,439
                                                        --------------------------           ----------------------------

General & Admin Expenses
   Payroll Related Expenses                                               521,671                                876,813
   Occupancy Expenses                                                     301,959                                601,765
   Other Operating Expenses                                               396,374                                513,265
                                                        --------------------------           ----------------------------
          Total Operating Expenses                                      1,220,004                              1,991,842
                                                        -------------------------            ----------------------------
Operating Profit (Loss)                                                    47,598                              (467,404)


          Interest Expense                                                 86,324                                 52,973
                                                        --------------------------           ----------------------------


Net Income (Loss) before Income Tax Expense                              (38,726)                              (520,377)


          Income Tax Expense                           --------------------------            -----------------------------


Net Income (Loss)                                   $                    (38,726)        $                     (520,377)
                                                        ==========================           ============================

Net Income (Loss) per share                         $                     ($0.00)        $                       ($0.01)
                                                        ==========================           ============================

Weighted Average Shares Outstanding                                    87,715,910                             86,105,061
                                                        ==========================           ============================

The accompanying notes are an integral part of these consolidated financial statements.



        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
            Consolidated Statement of Shareholders' Equity (Deficit)

                                                                                         Additional                           Total
                                       Preferred Stock           Common Stock            Paid-In          Retained     Shareholders'
                                      -----------------          ------------                                                 Equity
                              Shares        Amount             Shares       Amount       Capital           Deficit         (Deficit)
                              ------------------------------------------------------------------------------------------------------
Balance at
  December 31, 2002            4,745,456    $        475      61,300,000   $    130         3,653,445    $ (2,909,074)  $    750,976

Common stock issued
  For extinguishment of
   debt                                -               -          20,000          2            (7,298)               -         7,300

Common stock issued
  for services                         -               -         120,000         12           (19,688)               -        19,700

Common stock issued
  for license fees                     -               -         150,000         15           (32,985)               -        33,000

Conversion of preferred
  stock to common stock      (2,472,728 )           (248)     12,724,183      1,272            (1,024)               -            -

Fair value of warrants
  granted                              -               -               -           -          (316,610)              -       316,610

Net loss for the year
  Ended December 31, 2003              -               -               -           -                 -       (3,525,581) (3,525,581)
                             ------------       ---------       --------        ----       ------------   -------------  -----------
Balance at
  December 31, 2003            2,272,728             227      74,314,183      7,431         4,029,002       (6,434,655)  (2,397,995)

Common stock issued for
  2003 Bridge Loan Interest            -               -         935,726         94            78,112                -       78,206

Common stock issued
  for services                         -               -         260,000         26            17,248                -       17,274

Conversion of preferred
  stock to common stock      (2,272,728)            (227)     11,363,640      1,136              (909)               -           -

Fair value of options and
   warrants granted                    -               -               -           -           436,595               -      436,595
                            ------------        --------        --------        ----      ------------   -------------   -----------

Subtotal                               -    $          -      86,873,549   $  8,687     $   4,560,048    $  (6,434,655) $(1,865,920)
                            ------------        --------      ----------   --------     -------------    -------------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
            Consolidated Statement of Shareholders' Equity (Deficit)




                                                                                         Additional                           Total
                                       Preferred Stock           Common Stock            Paid-In          Retained     Shareholders'
                                      -----------------          ------------                                                 Equity
                                 Shares        Amount          Shares       Amount       Capital           Deficit         (Deficit)
                        ------------------------------------------------------------------------------------------------------------
Balance Forward                        -    $          -      86,873,549   $  8,687     $   4,560,048    $ (6,434,655) $ (1,865,920)

Common stock issued
 for payment of prior year
 year accruals                         -               -         842,361         84           115,535               -       115,619

Net income for the year
  Ended December 31,
   2004                                -               -               -         -                 -             8,869        8,869
                        ----------------        --------        --------        ----    ------------    --------------  ------------
Balance at
  December 31, 2004                    -               -      87,715,910      8,772         4,675,583       (6,425,786)  (1,741,431)

Fair value of warrants
  issued                               -               -               -         -             55,233           -            55,233

Net income (loss) for the period
  Ended March 31, 2005                 -               -               -          -                 -          (38,726)     (38,726)
                         ---------------        --------        --------        ----    -------------   --------------- ------------
Balance at
  March 31, 2005                       -    $          -      87,715,910   $  8,772     $   4,730,816    $(6,464,512)   $(1,724,924)
                         ---------------    ------------    ------------   --------      ------------    ------------    -----------

The accompanying notes are an integral part of these consolidated financial statements.



        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    For the Three Months Ended
                                                                                              March 31
                                                                            --------------------------------------
                                                                                    2005                     2004
                                                                            --------------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                    $       (38,726)    $      (520,377)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Depreciation and amortization                                                      86,248              95,887
     Common stock issued for services                                                        -               2,300
     Common stock issued for interest                                                        -              10,000
     Warrants issued related to sales agreements                                        55,233                   -
     Amortization of notes payable discount                                             51,812              14,480
   Net changes in operating assets and liabilities:
     (Increase) decrease in trade accounts and other receivable                       (165,604)              7,881
     (Increase) decrease in inventory                                                 (210,759)           (16,448)
     (Increase) decrease in prepaid expenses and other assets                            1,979               (651)
     (Increase) decrease in deposits                                                    (1,400)            (2,036)
     Increase (decrease) in accounts payable                                           200,806              29,564
     Increase (decrease) in accrued payroll and payroll taxes                          (41,366)             43,298
     Increase (decrease) in sales tax payable                                          (10,723)            (9,621)
     Increase (decrease) in gift certificates and customer deposits                     (2,331)            (6,152)
     Increase (decrease) in accrued expenses                                            60,517             101,131
     Increase (decrease) in deposits on simulator sales                               (245,510)            273,853
                                                                            ------------------    ----------------

       Net Cash Provided (Used) by Operations                                         (259,824)             23,109
                                                                            ------------------ -------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                                 (428,925)           (77,708)
   Sale of property and equipment                                                      382,270                  -
                                                                            -------------------  ----------------
       Net Cash Used by Investing Activities                                           (46,655)           (77,708)
                                                                            ------------------ -------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loans from and (repayments to) related parties                                            -            (45,000)
   Proceeds from issuance (payment) of notes payable                                 (573,056)             185,000
                                                                               ------------------  ------------------

       Net Cash Provided (used) by Financing Activities                              (573,056)             140,000
                                                                            ------------------  ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (879,535)             85,401

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       1,334,673             249,005
                                                                            ------------------  ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $          455,138  $          334,406
                                                                            ==================  ==================


The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                  For the Three Months Ended
                                                                                        March 31,
                                                                               2005                     2004
                                                                            ---------------      -----------------


SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Cash paid for interest                                                   $           23,882  $           87,332
   Cash paid for income taxes                                               $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

   Common stock issued for accrued liabilities                              $                -  $          115,620
   Accrued interest converted to notes payable                              $                -  $              250
   Discount on convertible notes                                            $           51,812  $          276,122
   Common stock issued for capitalized loan fees                            $                -  $           15,000
   Warrants issued related to sales agreements                              $           55,233  $                -


The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       Unaudited Interim Financial Information

              The accompanying unaudited condensed consolidated balance sheets of Interactive Motorsports and Entertainment Corp. (the "Company") at March 31, 2005 and December 31, 2004 and the unaudited consolidated statements of operations and statements of cash flows for the three months ended March 31, 2005 and March 31, 2004 have been prepared by the Company's management and do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Although management believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual financial statements included in the Company's annual report on Form 10-KSB. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005 or any future period.

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

c.      Change in accounting method for the sale of Simulators

              During the quarter the Company changed the method it uses to record the sale of simulators from the completed contract method to the percentage of completion method. The percentage of completion for any given sales contract is determined by the ratio of costs incurred to date to the total estimated cost for each site build. Costs incurred consist of purchased components, outside services, and outside contract labor cost. The Company believes that the percentage of completion method more accurately represents the simulator sales activities of the Company.

NOTE 2 -      DEBT AND CREDIT ARRANGEMENTS

              Pursuant to the Note and Option Purchase Agreement and Security Agreement dated February 2, 2004 ("Agreement"), the Company issued notes bearing an interest rate of 9.6% payable in the total amount of $750,000. These notes were issued between February 2, 2004 and June 6, 2004. Each note came with an option to purchase common shares of the Company equal to the amount of notes purchased divided by the fair market value of the Company's stock on the date of issuance. The options expired on March 2, 2005. The notes became due on February 2, 2005, and $260,000 of the notes were paid in full at that time. The noteholder of an additional

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004

              $344,000 of the notes has elected to receive $16,000 in cash and exercise most of the options granted with the note purchase for full payment of the notes per the terms of the Agreement. This transaction occurred in the quarter subsequent to March 31, 2005, and thus is not reflected in the financial statements as of March 31, 2005. The noteholder of the final note in the amount of $146,000 has agreed to extend the maturity date of the note to August 2, 2005, with the accompanying option to expire on September 1, 2005. Other than the options related to the $344,000 note mentioned above, all options related to the Agreement expired unexercised on March 2, 2005.

              The value of the options was amortized to interest expense over their original life which expired March 1, 2005. Amortization of option discount of $51,812 was included in interest expense for the three months ended March 31, 2005.

NOTE 3 -       SIMULATOR SALE AGREEMENTS

              On December 31, 2004, the Company entered into an Asset Purchase Agreement pursuant to which it sold thirty-four (34) of its existing race car simulators to Race Car Simulation Corporation ("RCSC"), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP ("Dolphin") for an aggregate purchase price of $1,535,000. The Agreement also granted RCSC an option to purchase an additional ten (10) new race car simulators for an aggregate purchase price of $1,320,000. On March 31, 2005, the Company and RCSC entered into a Second Asset Purchase Agreement whereby the Company received the proceeds from the sale of four of the ten additional race car simulators for an aggregate purchase price of $720,000. The Second Agreement also called for the Company to issue 1,080,000 warrants as part of the transaction. The sale of the new simulators occurred prior to the completion of the installation process, and was recorded using the percentage of completion method. Additionally, the issuance of the warrants was recorded in the current period. The portion of the sale proceeds that could not be recorded on the Income Statement was recorded on the Balance Sheet as an increase to Deposits on Simulator Sales, and will be recorded on the Income Statement in the second quarter, 2005 now that the installation is complete.

              On December 1, 2004, the Company entered into an agreement with I-Vision Technology for the purchase of two new simulators and related equipment. By March 31, 2005, the Company had been paid in full, and the simulators were en route to the installation site. The sale of the new simulators occurred prior to the completion of the installation process, and was recorded using the percentage of completion method. The portion of the sale proceeds that could not be recorded on the Income Statement was recorded on the Balance Sheet as an increase to Deposits on Simulator Sales, and will be recorded on the Income Statement in the second quarter, 2005 now that the installation is complete.

              During the period ending March 31, 2005, the Company recorded the sale and completed the installation of the simulators located at Ft. Gordon, GA., and was paid in full per the terms of the sales agreement.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004

NOTE 4 -       SUBSEQUENT EVENTS

               On April 15, 2005, the Company and RCSC entered into a Third Asset Purchase Agreement whereby the Company received the proceeds from the sale of six of the ten additional race car simulators referenced above for an aggregate purchase price of $600,000. The Third Agreement also called for the Company to issue 900,000 warrants as part of the transaction.

               During the period ending March 31, 2005, management was approached by the owner of the mall where the Company's Nyack, NY store was located. After a period of negotiation, the Company accepted the mall owner's offer to accelerate the termination date of the lease on the store's space. The store closed on March 27, 2005, but expenses associated with the store and its closure was incurred through April, 2005.

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

Overview

Interactive Motorsports and Entertainment Corp. ("IMTS" or the "Company"), an Indiana corporation, through its wholly owned subsidiary, Perfect Line, Inc., is a world leader in race simulation that owns and operates racing centers, leases or revenue shares with third party operators and sells race car simulators. NASCAR Silicon Motor Speedway ("NSMS") customers experience driving in a NASCAR race car that simulates the motion, sights and sounds of an actual NASCAR event. Located in high profile, high traffic locations, the Company's racing centers range from 2 to 12 race car simulators per location and many sites offer what the Company believes to be the best selling NASCAR driver merchandise available to the market.

In July of 2003, management revised the Company's business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.) and mobile lease programs such as the Nextel Experience. In February, 2004, Nextel debuted The Nextel Experience, a mobile fan interactive experience that features six of the Company's race simulators. Nextel has subsequently taken delivery of three additional 2-simulator mobile experiences that they use for promotional events that features the Company's simulators.

The change in the business model, and particularly the sale of simulators as outlined in Note 3 of the financial statements above, has allowed the Company to generate three consecutive quarters of operating profit and positive Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), its first quarterly net profit in the fourth quarter of 2004 and its first annual profit in the year ending December 31, 2004.

Since inception on May 31, 2001 and through March 31, 2005, the Company has accumulated aggregate losses totaling $(6,464,512), which includes the net loss of $(38,726) for the three months ending March 31, 2005, the net profit of $8,869 for the twelve months ended December 31, 2004, the net loss of $(3,525,581) for the twelve months ended December 31, 2003, the net loss of $(2,189,220) for the twelve months ended December 31, 2002 and the net loss of $(719,854) for the period from inception to December 31, 2001.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002 from the sale of Preferred Stock, $700,000 borrowed in March 2003, $604,000 in net proceeds borrowed between February 2004 and June 2004, $1.897 million received in the form of deposits for the placement of race car simulators in revenue share locations, or for the future purchase by third parties of race car simulators, and $1,056,692 by delaying payments to its vendors. See further discussion under "Liquidity and Capital Resources" and "Risk Factors" below.

During the three months ended March 31, 2005, the Company had total revenues of $1,675,434 compared to $1,609,346 for the three months ended March 31, 2004. The
4.11 % increase in revenue is due primarily to the implementation of the Company's revised business model during 2004, including the sale of simulators.. Most of the Company store locations at March 31, 2004 have either been converted to Checker Flag Lightning, Inc. revenue share locations, or have been relocated or closed under arrangements with the respective landlords that management believes are favorable to the Company. This has resulted in the Company recognizing just a portion of the revenue generated by the location as revenue share income, with little related expense, rather than recognizing all the revenue generated at a location, but also recognizing the payroll, rent and operating expenses associated with the location as well. The resultant reduction in revenue from store sites was partially offset by the 150% increase in revenue share income, and the recognition of the sale of race car simulators to Race Car Simulation Corp., I-Vision Technology, and to Ft. Gordon, GA.

The Company has established four primary sources of revenues: (i) company owned and operated racing centers; (ii) lease/revenue share arrangements of two types
- (a) new facility operators for new locations, and (b) new facility operators to assume the Company's operations under presently existing Company locations;
(iii) new operators for mobile lease arrangements such as with the Nextel experience; and (iv) simulator equipment sales. A brief description of each of those is listed below.


Locations

Company Owned (24 Simulators):
              Location                     Market              Sq. Ft.          Simulators
       --------------------         -------------------     -----------         ----------
1)       Mall of America            Minneapolis, MN             5,899             12 race cars
2)       Universal CityWalk         Los Angeles, CA             5,000             12 race cars


Revenue Share (128 Simulators):

             Location                      Market              Sq. Ft.          Simulators
     ----------------------         -------------------     -----------         ----------
1)       Opry Mills                 Nashville, TN               6,007            10 race cars
2)       Gurnee Mills               Chicago, IL                 6,111             6 race cars
3)       Concord Mills              Charlotte, NC               7,865            12 race cars
4)       Katy Mills                 Houston, TX                 6,172             8 race cars
5)       Mall of Georgia            Atlanta, GA                 5,895             8 race cars
6)       Riverchase Galleria        Birmingham, AL              6,188             8 race cars
7)       RiverTown Crossing         Grand Rapids, MI            6,100             8 race cars
8)       Jordan Creek Town Ctr      Des Moines, IA              4,000             8 race cars
9)       NASCAR SpeedPark           Sevierville, TN             1,584             6 race cars #
10)      NASCAR SpeedPark           St. Louis, MO               1,496             6 race cars #
11)      NASCAR SpeedPark           Toronto, Canada             1,500             6 race cars #
12)      NASCAR Speedpark  (a)      Myrtle Beach, SC            1,600             6 race cars #*
13)      Gate A Sports              Cleveland, OH               2,470             5 race cars
14)      Playcenter (b)             Sao Paulo, Brazil           1,000             4 race cars*
15)      Burdick Driver's Village   Syracuse, NY                3,472             8 race cars #
16)      Big River Entertainment(b) Memphis, TN                 5,000            12 race cars*
17)      Bass Pro Shop              Harrisburg, PA                500             2 race cars
18)      University Mall (a)        Burlington, VT              3,700             5 race cars*

a. Scheduled to open Q2
b. Scheduled to open TBD


Mobile Units (14 Simulators):

1) Nextel Mobile Experience             2004-06 NASCAR Nextel Cup series events   6 race cars #
2) Perfect Line/NTI Experience          Joint Venture Mobile Experience           2 race cars
3) Nextel Mini Experiences              Nextel regional marketing                 6 race cars #

Sales of Simulators (20 Simulators):

        Buyer                Market                     Simulators
       --------              ------                      ----------
1)  Roltex              Moscow, Russian Federation      8 race cars *
2)  Tonne Mgmt          Wisconsin Dells, WI             4 race cars *
3)   Ft. Gordon         Ft. Gordon, GA                  2 race cars
4)   I-Vision Tech.     Abu Dhabi, UAE                  4 race cars
5)   I-Vision Tech.     Abu Dhabi, UAE                  2 race cars


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

Perfect Line, LLC, a predecessor to Perfect Line, Inc., re-opened 12 of the racing centers, which utilized 136 of the simulators, between July 2001 and August 2002. The Company then warehoused 32 simulators for future deployment and 2 simulators are used for research and development purposes at the Company's technology center in Santa Clara, California. The proprietary technology includes two U.S. Patents, which combine to create what management believes to be one of the world's most realistic simulations of the sights, sounds and motions experienced by driving in an actual NASCAR race. The proprietary motion-based platform that the race car simulator is mounted on is among the other assets that were acquired and licensed as part of the transaction.

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

In July of 2003, management revised the Company's business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.) and mobile lease programs such as the Nextel Experience and simulator sales. Without the burden of occupancy costs and labor costs, management believes the current business model has proved successful as indicated by the Company's string of three straight quarters of operating profits and positive EBITDA, the first quarterly net profit for the quarter ended December 31, 2004, as well as its first net profit for the year ending December 31, 2004. On December 31, 2004, the Company entered into an Asset Purchase Agreement pursuant to which it sold thirty-four (34) of its existing race car simulators to Race Car Simulation Corporation ("RCS"), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP ("Dolphin") for an aggregate purchase price of $1,536,600. The Agreement also granted RCS an option to purchase an additional ten (10) new race car simulators for an aggregate purchase price of $1,320,000. On March 31, 2005, the Company and RCSC entered into a Second Asset Purchase Agreement whereby the Company received the proceeds from the sale of four of the ten additional race car simulators for an aggregate purchase price of $720,000. On April 15, 2005, the Company and RCSC entered into a Third Asset Purchase Agreement whereby the Company received the proceeds from the sale of six of the ten additional race car simulators referenced above for an aggregate purchase price of $600,000. The March 31, 2005 and April 15, 2005 simulator sales transactions completed the exercise of RCS's option stemming from the December 31, 2004 simulator sale.

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

NSMS owned Racing Centers, as well as many of its revenue share Racing Centers, are operated as combined racing entertainment and retail merchandise stores. In addition to providing customers with the opportunity to drive Nextel Cup race cars, NSMS Racing Centers also feature a large selection of officially-licensed NASCAR merchandise. Research indicates that NASCAR fans buy more merchandise than fans from almost any other sport and they are also the most brand-loyal. These characteristics helped boost worldwide NASCAR-branded retail sales from approximately $82 million in 1990 to $2.1 billion in 2004. The Company's NSMS racing centers are the largest network of officially licensed, NASCAR-branded interactive entertainment stores in the world, and offer its customers the most popular NASCAR merchandise available. Although the Company's owned locations provide its only direct means to generate revenues from merchandise sales, the Company's experience has been that increases in merchandise sales have a spillover effect on the level of simulator revenue each site generates. The Company does not receive any payments from the revenue share sites for merchandise sales. With these factors in place, the Company believes it is well-positioned to capitalize on this billion-dollar market.

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

The Company and Checker Flag Lightning of Grandville, Michigan, tested the conversion of one of the Company's mall racing centers to a Checker Flag Lightning retail merchandise and entertainment center beginning in November of 2003. The lease at the racing center within RiverTown Crossing in Grandville, Michigan was assigned to Checker Flag Lightning and the store was remodeled by reducing the number of simulators to 8 from 10, and building out the retail merchandise space to fill nearly half of the 6100 square feet with NASCAR merchandise. This model led to an agreement with Checker Flag Lightning in March of 2004 to assign six of the Company's mall leases with the intent to convert each of them to the new mall model. In addition, Checker Flag Lightning has opened a 3,500 square foot retail merchandise and entertainment center featuring 8 of the Company's simulators in the new Jordan Creek Town Center in West Des Moines, Iowa, and a 4000 square foot site featuring 6 simulators at Gurnee Mills, just north of Chicago, Illinois.

The Company recently established a new revenue stream through mobile leases that management believes will be beneficial to the Company in the future. At the 2004 Daytona 500, Nextel debuted The Nextel Experience, a mobile fan interactive experience that features six of the Company's race simulators. The Nextel Experience has had and will have a prominent location at each of the NASCAR Nextel Cup events for at least through the 2006 season. In 2004, Nextel also leased a Mini-Experience housed in a 53 foot trailer. The Mini Experience features two of the Company's racing simulators in a self contained package that Nextel uses at various promotional activities. The Mini Experience has been such a success that Nextel ordered and is now leasing two additional trailers that they will use for promotional events around the country, each featuring two of the Company's simulators.

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

In order to meet the ongoing demand for the Company's simulators, the Company has submitted purchase orders for 50 new race car simulator bodies and motion base platforms with Elan Motorsports Technologies, and has taken delivery of 19 simulators as of March 31, 2005. The manufacturing will be funded by a combination of advance deposits due from customers and the financing that the Company anticipates generating due to the Company's recent financial improvements.

Overview of Financial Position and Results of Operations

During the three months ended March 31, 2005, the Company had total revenues of $1,675,434 compared to $1,609,346 for the three months ended March 31, 2004, a 4.11% increase. Revenue from company store sales decreased by 55.37% as the company executed its revised business plan focusing on revenue share locations versus company owned locations. On a per store basis, the Company generated an average of $161,347 per store on the nine company store locations in the first three months of 2004, compared with $216,045 per store on the three store locations operating in the comparable period in 2005. Offsetting the decline in total company store sales in the first three months ending March 31, 2005 was a 150% increase in revenue share sales, and a $761,106 swing in sales of simulators as compared to the first three months ending March 31, 2004. The Company recorded all or a portion of three sales transactions for eight simulators, and added a five simulator revenue share location in Mentor, OH during the three months ending March 31, 2005.

The Company continued its string of quarterly operating profits, posting significantly improved year over year financial results during the three months ending March 31, 2005. Although revenues increased by $66,088 for the three months ending March 31, 2005 as compared to the three months ending March 31, 2004, cost of good sold for the comparable periods increased by $322,925. This was the result of the change in the mix of the Company's revenue sources, with revenue from company stores and revenue share locations having a higher gross margin that revenue derived from simulator sales. Consequently, gross profit for the three months ending March 31, 2005 fell by 16.85% as compared to the same period in 2004.

Offsetting the decrease in gross profit was the decline in operating expenses by 38.75%, resulting in a $47,598 operating profit for the quarter ending March 31, 2005. This operating profit represents a $515,002 swing from the ($467,404) operating loss for the quarter ending March 31, 2004 The decline in operating expenses is a direct result of the implementation of the company's revised business model, and is largely due to the closure, relocation, or conversion to a revenue share site of seven former company store locations. Payroll expenses declined 40.5% and occupancy expenses declined 49.8% when comparing the first quarter 2005 to the first quarter 2004. Interest expense for the three months ending March 31, 2005 was $86,324 as compared to $52,973 for the comparable quarter in 2004. The net loss for the quarter ending March 31, 2005 of ($38,726) was $481,651 less than the ($520,377) loss for the same quarter one year ago. The three month period ending March 31, 2005 marked the third consecutive quarter that the company was able to generate a positive operating profit and positive EBITDA. EBITDA for the three months ending March 31, 2005 was $133,846 as compared to a negative ($371,517) for the same period ending March 31, 2004. Since inception on May 31, 2001 and through March 31, 2005, the Company has accumulated aggregate losses totaling ($6,464,512).

The Company's cash flow from operations deteriorated during the quarter ending March 31, 2005 as compared to the comparable period in 2004. Cash generated from operations for the three months ending March 31, 2005 declined by $282,933 to ($259,824) as compared to the same three month period in 2004. The cash requirements from the increases in accounts receivable and inventory were partially offset by the increase in accounts payable. Additionally, deposits on simulator sales decreased due to the recording of three simulator sales transactions in the quarter. Cash flow from all sources (operations, investing activities and financing activities) was insufficient to fund the company during the three months ending March 31, 2005, and resulted in a $879,535 reduction in the Company's cash position. This compares with $85,401 in cash generated for all sources for the period ending March 31, 2004. Of note is that $210,759 of cash in the quarter ending March 31, 2005 was used to purchase both merchandise and simulator inventory, which will help the Company meet market demand and generate earnings in future quarters. Likewise, the company paid down its debt by $573,056, which in turn should reduce interest expense and increase net profits in future quarters as well, although there can be no assurance.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002 from the sale of Preferred Stock, the $700,000 borrowed March 2003, $766,000 received from deposits for the purchase of race car simulators by third parties, $604,000 received in the first six months of 2004 from the net proceeds of Notes, and $1,057,000 by delaying payment to its vendors. The Company is in the process of seeking additional debt financing to fund current operating deficits and the Company's growth plan. See further discussion under the "Liquidity and Capital Resources" section below.

Review of Consolidated Financial Position

Cash and Cash Equivalents: The Company had $455,138 in cash and cash equivalents as of March 31, 2005 compared with $1,334,673 at December 31, 2004, a decrease of $879,535. This decrease in the company's position of cash during the first three months of 2005 was due principally to the purchase of both merchandise and simulator inventory, which will help the Company meet market demand and generate earnings in future quarters. At March 31, 2005, the Company had taken delivery of 19 new simulators. Additionally, the company paid down its debt by over half a million dollars, and completed the full or partial sale of three simulator sales transactions, resulting in the reduction of deposits on simulator sales of $245,510. See further discussion under the "Liquidity and Capital Resources" section below.

Trade Accounts Receivable: At the three months ending March 31, 2005, Checker Flag Lightning was behind on payments in the amount of $502,557, and the Company has been negotiating with CFL to resolve this issue amicably. At the time of this filing, there have been numerous discussions with Checker Flag and with the owner of the malls where most of the Checker Flag Lightning stores are located, and management believes a settlement will be reached in the near future to the benefit of all parties, although there can be no assurance.

Inventory: At March 31, 2005, inventory increased by $210,759 from December 31, 2004 levels due primarily to the delivery of new simulators from Elan Motorsports for deployment to new sites, coupled with the arrival of spring merchandise in the company's stores. Simulators in inventory increased by $172,562 from December 31, 2004 levels to $425,194 at March 31, 2005. Likewise, merchandise inventory increased by $38,198 from December 31, 2004 levels during the period ending March 31, 2005 as the company moved to restore the merchandise stock in its stores after the Christmas season.

Notes Payable: Between February and June, 2004 the Company sold secured notes which became due on February 2, 2005. Per the terms of the agreement with the noteholders, $260,000 of the notes were paid in full at that time. The noteholder of an additional $344,000 of the notes has elected to receive $16,000 in cash and exercise most of the options granted with the note purchase for full payment of the notes per the terms of the Agreement. This transaction occurred in the quarter subsequent to March 31, 2005, and thus is not reflected in the financial statements as of March 31, 2005. The noteholder of the final note in the amount of $146,000 has agreed to extend the maturity date of the note to August 2, 2005, with the accompanying option to expire on September 1, 2005.

In March 2003, the company issued notes totaling $700,000, $500,000 of which was sold to Ropart Asset Management. During the three months ending March 31, 2005, the Company reduced its indebtedness to Ropart Asset Management by $200,000, and the maturity of the note was extended to September 30, 2005.

Deposits on Simulator Sales: During the three month period ending March 31, 2005, the Company recorded all or a portion of three simulator sales transactions based on the percentage of completion method of accounting, and added a five simulator revenue share site. This activity resulted in the reduction of deposits on simulator sales of $245,510 to $1,328,468 as compared to the balance at December 31, 2004.

Other Liabilities: Accounts payable, accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends.

Review of Consolidated Results of Operations

During the three months ended March 31, 2005, the Company had total revenues of $1,675,434 compared to $1,609,346 for the three months ended March 31, 2004. Revenue from company store sales decreased by 55.37% as the company executed its revised business plan focusing on revenue share sites versus company owned locations. On a per store basis, the Company generated an average of $161,347 per store on the nine company store locations in the first three months of 2004, compared with $216,045 per store on the three store locations operating in the comparable period in 2005. Offsetting the decline in total company store sales in the first three months ending March 31, 2005 was a 150% increase in revenue share sales, and a $761,106 swing in sales of simulators as compared to the first three months ending March 31, 2004 The Company recorded three sales transactions for eight simulators, and added a five simulator revenue share location in Mentor, OH. during the three months ending March 31, 2005.

The Company continued its string of quarterly operating profits, posting significantly improved year over year financial results during the three months ending March 31, 2005. Although sales increased by 4.11% for the three months ending March 31, 2005 as compared to the three months ending March 31, 2004, cost of good sold for the comparable periods increased by $322,925. This was the result of the change in the mix of the Company's revenue sources, with revenue from company stores and revenue share locations having a higher gross margin that revenue derived from simulator sales. Consequently, gross profit for the three months ending March 31, 2005 fell by 16.85% as compared to the same period in 2004.

Offsetting the decrease in gross profit was the decline in operating expenses by 38.75%, resulting in a $47,598 operating profit for the quarter ending March 31, 2005. This operating profit represents a $515,002 swing from the $467,404 operating loss for the quarter ending March 31, 2004 The decline in operating expenses is a direct result of the implementation of the company's revised business model, and is largely due to the closure or conversion to a revenue share site of seven former company store locations. Payroll expenses declined 40.5% and occupancy expenses declined 49.8% when comparing the first quarter 2005 to the first quarter 2004. Interest expense for the three months ending March 31, 2005 was $86,324 as compared to $52,973 for the comparable quarter in 2003. The net loss for the quarter ending March 31, 2005 of ($38,726) was

$481,651 less than the ($520,377) loss for the same quarter one year ago. The period ending March 31, 2005 marked the third consecutive quarter that the company was able to generate positive EBITDA. EBITDA for the three months ending March 31, 2005 was $133,846 as compared to a negative ($371,517) for the same period ending March 31, 2004.

Liquidity and Capital Resources

The primary source of funds available to the Company are receipts from customers for simulator and merchandise sales in its owned and operated racing centers, percentage of gross revenues from simulator races and minimum guarantees from revenue share sites, the sale of simulators, proceeds from equity offerings including the $2,610,050 received in August 2002, proceeds from debt offerings including the $700,000 in Secured Bridge Notes and warrants issued in March 2003, and the $604,000 in net proceeds from Notes and options issued between February and June, 2004, loans from shareholders, credit extended by vendors, and possible future financings.

As of the filing of this Form 10-QSB, the net proceeds of $1,593,708 from the December 31, 2004 and March 31, 2005 sale of simulators to Race Car Simulation Corp. have been depleted. The Company believes that it has generated a significant interest in its simulators, and that some combination of revenue share agreements, lease agreements and simulator sales agreements will be sufficient to fund the daily operations of the business, although there can be no assurances. Additionally, the Company continues to seek the financing required to fully implement the desired level of growth its revised business model is capable of generating. The Company's ability to raise the desired financing will depend on many factors. Management believes the culmination of the recent negotiations with Checker Flag Lightning into an agreement allowing for cash flow to again be generated from the Checker Flag sites, combined with some combination of simulator sales and the increased revenues that come from additional third party revenue share agreements will allow the Company to maintain and increase positive EBITDA and regain profitability. While management is pursuing various forms of financing, there can be no assurance that additional financing will be available or, if available, that it will be on terms acceptable to the Company.

On December 31, 2004, the Company entered into an Asset Purchase Agreement pursuant to which it sold thirty-four (34) of its race car simulators that were located in existing revenue share locations. While this transaction generated an aggregate purchase price of $1,536,600, it also depleted monthly revenue share payments to the Company generated by the 34 simulators that were sold. Management intends to contract with revenue share partners and install simulators within its inventory to replenish the cash flow lost from 34 simulators that were sold in a timely manner, although there can be no assurances.

During the three months ended March 31, 2005, the operating activities of the Company used net cash of $259,824 compared to net cash generated of $23,109 for the comparable period in 2004. The cash requirements from the increases in accounts receivable and inventory, were partially offset by the increase in accounts payable. Additionally, deposits on simulator sales decreased due to the recording of three simulator sales transactions in the period ending March 31, 2005.

During the three months ended March 31, 2005, the Company used $428,925 of cash in investing activities compared with $77,708 of cash used in investing activities during the comparable period in 2003. The purchases in property and equipment relates primarily to the construction in progress on the eight new sites where we have begun the process of obtaining components, beginning assembly, or installing simulators. The first 3 months of 2005 also saw the sale of $382,270 worth of equipment in three separate transactions.

During the three months ended March 31, 2005, the Company used $573,056 of net cash in financing activities, compared with the $140,000 the Company generated in the comparable period in 2004. As detailed above, the Company repaid $573,056 in debt obligations during the quarter ending March 31, 2005. The Company will continue to use the debt markets to raise sufficient financing to fund its growth opportunities as it continues to focus on revenue share and simulator sales opportunities.

The Company's current debt financing includes the extension of $350,000 of the Secured Bridge Notes and Warrants initiated in March of 2003 until September 30, 2005, and an extension of a Note and Option Agreement of $146,000 until August 2, 2005.

As of March 31, 2005, the Company had cash and cash equivalents totaling $455,138 compared to $1,334,673 at December 31, 2004. Current assets totaled $1,553,669 at March 31, 2005 compared to $2,058,820 on December 31, 2004.
Current liabilities totaled $4,058,794 on March 31, 2005 compared with $4,618,647 on December 31, 2004. As such, these amounts represent an overall increase in working capital of $54,702 for the three months ending March 31, 2005.

ITEM 3. Internal Controls and Procedures

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


                                     PART II

Item 1.  Legal Proceedings

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. As of March 31, 2005 and as of the filing of this Interim Report on Form 10-QSB, the Company is not aware of any material legal actions directed against the Company.

Item 2.  Changes in Securities

None, not applicable.

Item 3. Defaults Upon Senior Securities

None, not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None, not applicable.


Item 5.  Other Information

None, not applicable.

Item 6.   Exhibits and Reports on Form 8-K

A. Exhibits.

         10.1     Form of Note and Option Purchase Agreement and Security
                  Agreement **
         10.2     Form of Procurement Contract **
         10.3     Form of Master Revenue Sharing Agreement**
         10.4 Asset Purchase Agreement with Race Car Simulation Corporation, a portfolio company of Dolphin Direct Equity Partners, LP ***
         11.1     Computation of Earnings (Loss) Per Share
         31.1 Certification of William R. Donaldson as Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Security Exchange Act of 1934.
         32.1 Certification of William R. Donaldson as Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
         32.2 Certification of William R. Donaldson as Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350.

         * Incorporated by reference from Form 10-QSB filed on November 14, 2002 ** Incorporated by reference from Form 10-QSB filed on May 17, 2004 *** Incorporated by reference from Form 8-K filed on January 6, 2005



B. Reports on Form 8-K.

         99.1 Announcement dated January 8, 2005 of the entry into a Material Definitive Agreement with Race Car
                  Simulation Corporation and Dolphin Direct Equity Partners, LP

         99.2 Announcement of the results of operations and financial condition for the year ending December 31, 2004 dated March 11, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

Date: May 20, 2005                 By:       /s/ William R. Donaldson
                                   --------------------------------------------
                                   William R. Donaldson
                                   Chairman of the Board and Chief Executive
                                   Officer


Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: May 20, 2005                By:       /s/ William R. Donaldson
                                     ------------------------------
                                  William R. Donaldson
                                  Chairman of the Board and Chief Executive
                                  Officer
                                  (Principal Executive Officer)

Date: May 20, 2005                By:       /s/ William R. Donaldson
                                 -----------------------------------------------
                                  William R. Donaldson
                                  Chairman of the Board and Chief Executive
                                  Officer
                                  (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibits:

         11.1     Computation of Earnings (Loss) Per Share
         31.1 Certification of William R. Donaldson as Chief Executive Officer and Chief Financial Officer pursuant to
                  Rule 13a-14 of the Security Exchange Act of 1934.
         32.1 Certification of William R. Donaldson as Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
         32.2 Certification of William R. Donaldson as Chief Financial Officer and Treasurer pursuant to 18 U.S.C.Section 1350.