Form 10KSB/A
period 2004-12-31
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2005-07-06
CIK 1115551

July 6, 2005

Mr. Steven Jacobs
Accounting Branch Chief
Division of Corporation Finance
United States Securities and Exchange Commission
Washington, D,C, 20549

Re: Interactive Motorsports and Entertainment Corp.
    Form 10-KSB for the year ended December 31, 2004
    File No. 000-30771

Dear Mr. Jacobs,

I am in receipt of your letter dated June 20, 2005, and have again authorized David Smith of our company to prepare the company's responses to each of your inquiries in the space below.

Question:

1) We read your response to comment 1 and note that you recorded the warrant transaction as a sale of warrants to Dolphin by allocating a portion of the transaction proceeds toward the purchase of the warrants. The consideration given to you by Dolphin in the form of common stock warrants appears to fall in the scope of EITF 01-9 as contemplated in paragraph 10 and Exhibit 01-9B, Example 3 and Exhibit 01-9D.

Response:

     The Company does not believe that the sale of the warrants falls under the consideration of EITF 01-9. As indicated in the previous comment response dated June 10, 2005, the warrants were sold for cash, and a portion of the proceeds (see comment 3 response) were allocated to the value of the warrants. Issue 1-A of EITF 01-9 addresses instances where a "vendor may give a customer a sales incentive or other consideration". Issue 1-A, Paragraph 10 of EITF 01-9 addresses instances where "the consideration consists of a "free product or service...or anything other than cash...or equity instruments". In our transaction, there were no sales incentives, and nothing was given to the customer. Dolphin is not obligated to purchase additional simulators. Dolphin paid for the simulators, the management agreement, and the warrants in one lump sum, and we allocated the price paid amongst the aforementioned deliverables using guidance from EITF 00-21.

     Accordingly, please tell us the following:

          a) The fair value and assumptions used to estimate the fair value of your common stock warrants.

               The Company used the following assumptions for the Black Scholes calculation for the value of the warrants: Risk Free interest rate of 3.55%, 5 year period and a volatility of 121%. The calculated value of the warrant was approximately $0.056 per warrant.

          b) How you recorded the allocation of cash received to common stock warrants, your management agreement, and simulators in your financial statements.

               The fair value of each of the three deliverables was allocated based on each deliverables' proportionate value to the total value of the simulators, the management services agreement, and the warrants. Details of this allocation may be found in the latter part of the response to comment 3 below.

          c) The impact on your historical financial statements if you had applied EITF 01-9 to reduce the amount attributed to your management services agreement and simulators prior to any allocation under paragraph 12 and 13 if EITF 00-21.

               If the Company had not allocated any amounts to the management services agreement, the value allocated to the warrants would have increased to $160,662 or $8,539. The gain on the sale would have increased by $73,208, thereby adding net equity of $81,747 or the value of the management agreement. As explained in the response to comment 3, the Company believes that the matching principle would dictate that some value be assigned to the management services agreement.

               The Company does not believe that the sale of the warrants falls under the consideration of EITF 01-9. As indicated in the response to comment 1 above, and in the previous comment letter, the warrants were sold for cash, and a portion of the proceeds (see comment 2 and 3 responses below) were allocated to the value of the warrants.

Question:

2) Notwithstanding your responses to the above comment, please explain your basis for recognizing income on the sale of an equity instrument. Also, tell us how you are accounting for these warrants on the balance sheet under EITF 00-19 with the relevant support for that accounting treatment.

Response:

     The Company has not recognized revenue from the sale of the warrants. The purchase price was allocated to the various deliverables per EITF 00-21, and that allocation of the fair value of the warrants resulted in a credit to additional paid in capital of $152,123 and a debit to cash in the same amount. Please review the 10-KSB to see that amount located in the statement of stockholders equity as a credit to additional paid in capital. The Company believes that this accounting is compliant with EITF 00-19 and is properly classified as permanent equity.


Question:

3) We read your response to comment 3, and note that your objective and reliable evidence of fair value of your management service agreement is based on your historical cost to maintain the existing fleet. Since this does not meet the criteria for entity-specific or vendor specific objective evidence of fair value, we reissue our prior comment 3. We wish to remind you that VSOE of fair value is limited to (a) the price charged for the deliverable when it is sold separately or (b), for a deliverable not yet being sold separately, the price established by management having the relevant authority (it must be probable that the price, once established, will not change before the separate introduction of the deliverable into the marketplace). Please tell us how you meet the criteria in paragraph 9(b) in determining that the delivered item meets the criteria as a separate unit of accounting. In addition, please show us how you allocated the arrangement consideration between the delivered item and the undelivered item. Refer to paragraph 16 of EITF 00-21 and paragraph 10 of SOP 97-2

Response:

     The Company acknowledges your reissuance of comment 3. The Company has previously indicated the reasons why it felt that the criteria had been met for establishing a separate deliverable per paragraph 16 of EITF 00-21. The reissued comment notes that the historical cost of maintaining the existing fleet is not criteria for entity-specific or VSOE of fair value. The Company believes that the determination of fair value for the management service agreements sold in the future will be determined by the Company's past activities associated with its simulators. Accordingly, the Company believes that the past values have and will support the costs `for a deliverable not yet being sold separately, the price established by management having the relevant authority (it must be probable that the price, once established, will not change before the separate introduction of the deliverable into the marketplace)'. As the Company sells more of the simulators, and those simulators become seasoned, the Company expects that it will continue to offer management service agreements which will be sold in individual circumstances as the simulators age past the original agreements. The Company believes that the allocation of costs to the management service agreement is appropriate, thereby deferring some of the revenue in order to most effectively match future revenues with future costs. The Company believes that had it not allocated a value to the service agreement, the nature of the transaction would not have been presented to the investor community in an accurate manner.

     The Company recorded the allocation of the transaction as follows:

     A) Determined the fair value of the Sims sold as $2,460,546 or 84.78% of the total value. Determined the fair value of the warrants as $287,308 or 9.9% of the total value using the Black Scholes model. Determined the fair value of the management agreement as $154,417 or 5.32 % of the total value.

     B) The percents noted in 1) were then allocated to the purchase price as follows: Total purchase price of $1,536,600 times 84.78% was 1,302,729 for the simulators, $1,536,600 times 9.9% was $152,123 for the warrants and $1,536,600 times 5.32% was 81,747 for the mgmt agreement.

Question:

4) We note that you did not record any expense associated with the guarantees provided by your principal shareholders. Please explain to us in sufficient detail how you determined that these guarantees have no value. For example, would you have been able to obtain this financing under the same terms without your principal shareholder guarantees?

Response:

     The Company believes that it could have obtained the financing under similar terms without the guarantee of the principal shareholder. The
     Company maintains that the guarantee of the principal shareholder only expedited the negotiation process, and that no reasonable estimate of the fair value of the personal guarantee was or is determinable.

                                     * * * *


Thank you in advance for your assistance in ensuring our compliance with the applicable disclosure requirements and in our efforts to enhance the overall disclosures in our future filings. Please feel free to call me or David Smith if you should have further questions. Our corporate office number is (317) 295-3500. My extension is 107, and David's is 102.

Sincerely,




/s/ William R. Donaldson
------------------------
William R. Donaldson
Chief Executive Officer and Chief Financial Officer