Form 10QSB
period 2005-06-30
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2005-08-22
CIK 1115551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                                OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2005

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


Indicate by checkmark whether the Issuer: (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [x] No [] (2) Yes [x] No []

As of August 10, 2005, there were 92,815,910 (par value $0.0001) common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Exhibit Index on page 28.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB


                                                                            Page
Section                                                                   Number


NOTE ON FORWARD LOOKING INFORMATION............................................3
BASIS OF PRESENTATION..........................................................4

                                     PART I

Item 1.  Unaudited Financial Statements and Notes to Financial Statements
         Consolidated Balance Sheets at June 30, 2005 and December 31, 2004....5
         Consolidated Statements of Operations for the Three Months Ended
               June 30, 2005 and 2004..........................................7
         Consolidated Statements of Operations for the Six Months Ended
               June 30, 2005 and 2004..........................................8
         Consolidated Statement of Shareholders' Equity
               for the Six Months Ended June 30, 2005..........................9
         Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2005 and 2004...................................10
         Notes to Consolidated Financial Statements...........................12
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................14
Item 3.  Internal Controls and Procedures.....................................25


                                     PART II

Item 1.  Legal Proceedings....................................................26
Item 2   Changes in Securities. ..............................................26
Item 3   Defaults Upon Senior Securities......................................26
Item 4.  Submission of Matters to a Vote of Security Holders..................26
Item 5.  Other Information....................................................26
Item 6.  Exhibits and Reports on Form 8-K.....................................26


SIGNATURES....................................................................27

EXHIBITS INDEX ...............................................................28

EXHIBITS......................................................................29

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

As Perfect Line had revenues, operations, and business activity, for financial reporting purposes, Perfect Line is considered the acquirer, and therefore the predecessor, and the Company is considered the acquiree for accounting and reporting purposes. Due to the fact that the merger is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. The operations of Interactive Motorsports and Entertainment Corp. have been included in consolidation from August 2, 2002 through June 30, 2005.

All information in this Form 10-QSB is presented from the perspective of Interactive Motorsports and Entertainment Corp. and its subsidiary Perfect Line and not from the perspective of PIH.

                                     PART I

Item 1. Condensed Financial Statements

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS


                                                                 June 30, 2005               December 31, 2004
                                                                 -------------               -----------------
                                                                  (Unaudited)

Current Assets
Cash                                                                     $     349,084             $      1,334,673
Accounts Receivable                                                            633,501                      428,726
Inventory                                                                      357,277                      259,931
Prepaid Expenses                                                                 7,580                       35,490
                                                          ----------------------------- ----------------------------

Total Current Assets                                                         1,347,442                    2,058,820
                                                          ----------------------------- ----------------------------

Property and Equipment
Total Property and Equipment, Net                                              786,698                      764,796
                                                          ----------------------------- ----------------------------

Other Assets
Deposits                                                                        33,471                       42,001
Other Intangible Assets, Net                                                     4,192                       11,599
                                                          ----------------------------- ----------------------------

Total Other Assets                                                              37,663                       53,600
                                                          ----------------------------- ----------------------------
                                                          ----------------------------- ----------------------------

Total Assets                                                            $    2,171,803             $      2,877,216
                                                          ============================= ============================



The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                                                       LIABILTIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                         June 30, 2005            December 31, 2004
                                                                         -------------            -----------------
                                                                           (Unaudited)

Current Liabilities
Accounts Payable                                                         $     549,897               $      418,815
Accrued Payroll Expense                                                         35,722                       67,385
Accrued Sales Tax Payable                                                       14,794                       26,722
Gift Cert. & Customer Deposits                                                  39,200                       42,888
Deposits on Simulator Sales                                                  1,190,729                    1,573,978
Accrued Liabilities                                                            941,158                    1,158,929
Deferred revenue                                                               123,557                       81,742
Notes Payable - Related parties                                                196,000                      186,537
Notes payable                                                                1,085,621                    1,061,651
                                                          ----------------------------- ----------------------------

Total Current Liabilities                                                    4,176,678                    4,618,647

                                                          ----------------------------- ----------------------------

Total Liabilities                                                            4,176,678                    4,618,647
                                                          ----------------------------- ----------------------------

Shareholders Equity (Deficit)
Common Stock                                                                     8,872                        8,772
Additional Paid in Capital                                                   4,839,985                    4,675,583
Retained Earnings                                                          (6,853,732)                  (6,425,786)
                                                          ----------------------------- ----------------------------

Total Shareholders Equity (Deficit)                                        (2,004,875)                  (1,741,431)
                                                          ----------------------------- ----------------------------


Total Liabilities & Equity (Deficit)                                    $    2,171,803               $    2,877,216
                                                          ============================= ============================

The accompanying notes are an integral part of these consolidated financial statements.



        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                     For the 3 months ending              For the 3 months ending
                                                          June 30, 2005                        June 30, 2004
                                                     -------------------------           ---------------------------
                                                           (Unaudited)                          (Unaudited)

Revenues
   Company Store Sales                            $                   568,494        $                    1,266,640
   Revenue Share Sales                                                 77,509                               166,561
   Simulator Leases                                                    19,000                                50,625
   Sales of Simulator Systems                                         464,695                                     -
                                                     -------------------------           ---------------------------
          Total Revenues                                            1,129,698                             1,483,826
                                                     -------------------------           ---------------------------

Cost of Sales
   COGS - Merchandise                                                  51,310                                79,713
   Group Sales Expenses                                                 1,802                                 5,534
   COGS - Sale of Simulators                                          196,239                                     -
   Inventory Adjustments                                             (10,257)                                     -
                                                     -------------------------           ---------------------------
          Total Cost of Sales                                         239,094                                85,247
                                                     -------------------------           ---------------------------

Gross Profit                                                          890,604                             1,398,579
                                                     -------------------------           ---------------------------

General & Admin Expenses
   Payroll Related Expenses                                           511,320                               864,921
   Occupancy Expenses                                                 312,139                               570,833
   Other Operating Expenses                                           430,719                               427,989
                                                     -------------------------           ---------------------------
          Total Operating Expenses                                  1,254,178                             1,863,743
                                                     -------------------------           ---------------------------

Operating Profit (Loss)                                             (363,574)                             (465,164)
                                                     -------------------------           ---------------------------

          Interest Expense                                           (25,646)                             (102,348)
                                                     -------------------------           ---------------------------

Net Income (Loss) before Income Tax
Expense                                                             (389,220)                             (567,512)

          Income Tax Expense                                                -                                     -
                                                     -------------------------           ---------------------------


Net Income (Loss)                                 $                 (389,220)        $                    (567,512)
                                                     =========================           ===========================

Net Income (Loss) per share                       $                   (0.00)         $                       (0.01)
                                                     =========================           ===========================

Weighted Average Shares Outstanding                               88,265,361                             86,661,141
                                                     =========================           ===========================





                                                     For the 6 months ending               For the 6 months ending
                                                          June 30, 2005                         June 30, 2004
                                                     -------------------------           ----------------------------
                                                           (Unaudited)                           (Unaudited)
Revenues
   Company Store Sales                            $                 1,216,628        $                     2,718,762
   Revenue Share Sales                                                343,703                                273,160
   Simulator Leases                                                    19,000                                101,250
   Sales of Simulator Systems                                       1,225,801                                      -
                                                     -------------------------           ----------------------------
          Total Revenues                                            2,805,132                              3,093,172
                                                     -------------------------           ----------------------------

Cost of Sales
   COGS - Merchandise                                                 108,932                                161,079
   Group Sales Expenses                                                 5,463                                  9,075
   COGS - Sale of Simulators                                          542,788                                      -
   Inventory Adjustments                                             (10,257)                                      -
                                                     -------------------------           ----------------------------
          Total Cost of Sales                                         646,926                                170,154
                                                     -------------------------           ----------------------------

Gross Profit                                                        2,158,206                              2,923,018
                                                     -------------------------           ----------------------------

General & Admin Expenses
   Payroll Related Expenses                                         1,032,991                              1,741,734
   Occupancy Expenses                                                 614,098                              1,172,599
   Other Operating Expenses                                           827,094                                941,253
                                                     -------------------------           ----------------------------
          Total Operating Expenses                                  2,474,183                              3,855,586
                                                     -------------------------           ----------------------------

Operating Profit (Loss)                                             (315,977)                              (932,568)
                                                     -------------------------           ----------------------------

          Interest Expense                                          (111,969)                              (155,321)
                                                     -------------------------           ----------------------------

Net Income (Loss) before Income Tax
Expense                                                             (427,946)                            (1,087,889)

          Income Tax Expense                                                -                                      -
                                                     -------------------------           ----------------------------

Net Income (Loss)                                 $                 (427,946)        $                   (1,087,889)
                                                     =========================           ============================

Net Income (Loss) per share                       $                   (0.00)         $                        (0.01)
                                                     =========================           ============================

Weighted Average Shares Outstanding                               87,992,153                              86,383,101
                                                     =========================           ============================



The accompanying notes are an integral part of these consolidated financial statements.


        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
            Consolidated Statement of Shareholders' Equity (Deficit)

                                                                                         Additional                           Total
                                       Preferred Stock              Common Stock         Paid-In        Retained       Shareholders'
                                      --------------------      -------------------
                                   Shares          Amount       Shares       Amount      Capital        Deficit     Equity (Deficit)
                                   -------         ------       -------      ------      --------       --------      --------------

Balance at
  December 31, 2003            2,272,728     $     227      74,314,183    $  7,431    $  4,029,002     $ (6,434,655)    $(2,397,995)

Common stock issued for
  2003 Bridge Loan Interest            -             -         935,726          94          78,112                -           78,206

Common stock issued
  for services                         -             -         260,000          26          17,248                -           17,274

Conversion of preferred
  stock to common stock      (2,272,728)          (227)     11,363,640       1,136            (909)               -                -

Fair value of options and
   warrants granted                    -             -               -           -         436,595                -          436,595

Common stock issued
 for payment of prior year
 year accruals                         -             -         842,361          84         115,535                -          115,619

Net income for the year
  Ended December 31,
   2004                                -             -               -           -               -            8,869            8,869
                             -----------    ------------    ------------   ---------     -------------    -------------     --------

Balance at
  December 31, 2004                    -             -      87,715,910        8772       4,675,583       (6,425,786)     (1,741,431)
                             -----------    ------------    ------------   ---------     -----------    -------------    -----------

Fair value of warrants
  granted (unaudited)                  -             -               -               -      55,233                -           55,233

Common stock issued
  for services (unaudited)             -             -        1,000,000        100          69,900                -           70,000

Fair value of warrants
  granted (unaudited)                  -             -               -          -           39,269                -           39,269

Net income (loss) for the period
  Ended June 30, 2005 (unaudited)      -             -               -          -               -        (427,946)         (427,946)
                             -----------    ----------    ------------   ---------     -------------    -------------    -----------

Balance at
  June 30, 2005 (unaudited)            -    $        -      88,715,910   $   8,872     $ 4,839,985    $  (6,853,732)    $(2,004,875)
                             ===========    ==========    ============   =============   ==========    =============    ============

The accompanying notes are an integral part of these consolidated financial statements.


        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     For the Six Months Ended
                                                                                             June 30
                                                                                    2005                     2004
                                                                            --------------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                    $      (427,946)    $    (1,087,889)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Depreciation and amortization                                                     171,698             189,786
     Common stock issued for services                                                   70,000               3,462
     Common stock issued for interest                                                        -              25,000
     Warrants issued related to sales agreements                                        94,502                   -
     Amortization of notes payable discount                                             51,812              67,792
   Net changes in operating assets and liabilities:
     (Increase) decrease in trade accounts and other receivable                       (204,775)           (78,721)
     (Increase) decrease in inventory                                                  (97,346)             25,471
     (Increase) decrease in prepaid expenses and other assets                           27,910               (333)
     (Increase) decrease in deposits                                                     8,530             (2,036)
     Increase (decrease) in accounts payable                                           131,082             109,549
     Increase (decrease) in accrued payroll and payroll taxes                          (31,663)           (40,989)
     Increase (decrease) in sales tax payable                                          (11,928)           (18,115)
     Increase (decrease) in gift certificates and customer deposits                     (3,688)           (13,293)
     Increase (decrease) in accrued expenses                                          (217,771)            111,442
     Increase (decrease) in deferred revenue                                            41,815                   -
     Increase (decrease) in deposits on simulator sales                              (383,249 )            338,678
                                                                            ------------------- ------------------

       Net Cash Used by Operations                                                    (781,017)          (370,196)
                                                                            ------------------ -------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                                 (775,189)          (183,848)
   Sale of property and equipment                                                      588,996                  -
                                                                            -------------------        -----------

       Net Cash Used by Investing Activities                                          (186,193)          (183,848)
                                                                            ------------------ -------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loans from and (repayments to) related parties                                            -            (50,000)
   Proceeds from issuance (payment) of notes payable                                  (18,379)             604,000
                                                                            ------------------- ------------------

       Net Cash Provided (Used) by Financing Activities                               (18,379)             554,000
                                                                            ------------------  ------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                 (985,589)               (44)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       1,334,673             249,005
                                                                            ------------------  ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $          349,084  $          248,961
                                                                            ==================  ==================


The accompanying notes are an integral part of these consolidated financial statements.


        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                               2005                     2004
                                                                            ---------------      -----------------


SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Cash paid for interest                                                   $           37,886  $           49,614
   Cash paid for income taxes                                               $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

   Common stock issued for services                                         $          70,000-  $            3,462
   Common stock issued for accrued liabilities                              $                -  $          115,620
   Accrued interest converted to notes payable                              $                -  $              250
   Discount on convertible notes                                            $           51,812  $          276,122
   Common stock issued for capitalized loan fees                            $                -  $           15,000
   Warrants issued related to sales agreements                              $           94,502  $                -


The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       Unaudited Interim Financial Information

              The accompanying unaudited condensed consolidated balance sheets of Interactive Motorsports and Entertainment Corp. (the "Company") at June 30, 2005 and December 31, 2004, the unaudited consolidated statements of operations for the three months ended June 30, 2005 and 2004, and the unaudited consolidated statements of operations and statements of cash flows for the six months ended June 30, 2005 and 2004 have been prepared by the Company's management and do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Although management believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual financial statements included in the Company's annual report on Form 10-KSB. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005 or any future period.

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

c. Accounting for the sale of simulators

              The Company records the sale of simulators using the percentage of completion method of accounting. The percentage of completion for any given sales contract is determined by the ratio of costs incurred to date to the total estimated cost for each site build. Costs incurred consist of purchased components, outside services, and outside contract labor cost.

NOTE 2 -      DEBT AND CREDIT ARRANGEMENTS

              Pursuant to the Note and Option Purchase Agreement and Security Agreement dated February 2, 2004 ("Agreement"), the Company issued notes bearing an interest rate of 9.6% payable in the total amount of $750,000. These notes were issued between February 2, 2004 and June 6, 2004. Each note came with an option to purchase common shares of the Company equal to the amount of notes purchased divided by the fair market value of the Company's stock on the date of issuance. The notes became due on February 2, 2005, and $260,000 of the notes was paid in full at that time. A note holder of an additional $344,000 of the notes elected to exercise options granted with the note purchase for full payment of the notes per the terms of the Agreement. The note holder of the final $146,000 in notes has agreed to extend the maturity date of their note to December 31, 2005, with the expiration of the accompanying option to February 1, 2006.

              The value of the options were amortized to interest expense over their life which expired March 1, 2005. Amortization of option discount of $51,812 was included in interest expense for the six months ended June 30, 2005.

NOTE 3 -       SIMULATOR SALE AGREEMENTS

               On December 31, 2004, the Company entered into an Asset Purchase Agreement pursuant to which it sold thirty-four (34) of its existing race car simulators to Race Car Simulation Corporation ("RCSC"), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP ("Dolphin"). The Agreement also granted RCSC an option to purchase an additional ten (10) new race car simulators for an aggregate purchase price of $1,320,000. On April 15, 2005, the Company and RCSC entered into a Third Asset Purchase Agreement whereby the Company received the proceeds from the sale of six of the ten additional race car simulators referenced above for an aggregate purchase price of $600,000. The Third Agreement also called for the Company to issue 900,000 warrants as part of the transaction.

                The sale of the 6 new simulators in the Third Agreement occurred prior to the completion of the installation process, and was recorded using the percentage of completion method. Additionally, the issuance of the warrants was recorded in the current period. The portion of the sale proceeds that could not be recorded on the Income Statement was recorded on the Balance Sheet as an increase to Deposits on Simulator Sales, and will be recorded on the Income Statement when the installation is complete. The Company currently has $1,190,729 in Deposits on Simulator Sales that will be recorded on the Income Statement upon completion of the installations.

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

In July of 2003, management revised the Company's business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.) and mobile lease programs such as the Nextel Experience. In February, 2004, Nextel debuted The Nextel Experience, a mobile fan interactive experience that features six of the Company's race simulators. Nextel has subsequently taken delivery of three additional 2-simulator mobile experiences that they use for promotional events that feature the Company's simulators.

The change in the business model, and particularly the sale of simulators as outlined in Note 3 of the financial statements above, allowed the Company to generate three consecutive quarters of operating profit and positive Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), its first quarterly net profit in the fourth quarter of 2004 and its first annual profit in the year ending December 31, 2004. The loss reported in the quarter ending June 30, 2005 is due in part to several installations that did not progress as quickly as expected, and therefore are not reflected in the financial performance for the period. However, the financial performance for the three and six months periods ending June 30, 2005 improved significantly over the same periods in 2004. With $1,190,729 in Deposits on Simulator Sales, management feels confident that the Company's financial performance will get back on track in subsequent quarters in 2005, although there can be no assurance.

Since inception on May 31, 2001 and through June 30, 2005, the Company has accumulated aggregate losses totaling $(6,853,732), which includes the net loss of $(427,946) for the six months ending June 30, 2005, the net profit of $8,869 for the twelve months ended December 31, 2004, the net loss of $(3,525,581) for the twelve months ended December 31, 2003, the net loss of $(2,189,220) for the twelve months ended December 31, 2002 and the net loss of $(719,854) for the period from inception to December 31, 2001.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002 from the sale of Preferred Stock, $700,000 borrowed in March 2003, $604,000 in net proceeds borrowed between February 2004 and June 2004, $290,000 in net proceeds borrowed in June, 2005, $1.929 million received in the form of deposits for the placement of race car simulators in revenue share locations, or for the future purchase by third parties of race car simulators, and $1,089,654 by delaying payments to its vendors. See further discussion under "Liquidity and Capital Resources" and "Risk Factors" below.

During the six months ended June 30, 2005, the Company had total revenues of $2,805,132 compared to $3,093,172 for the six months ended June 30, 2004. Sales performance resulted in a net loss of approximately $428,000 for the 6 month period, an improvement of almost $660,000 over the loss incurred during the same period in 2004. Performance for the three months ending June 30, 2005 resulted in a loss of $389,220 on revenue of approximately $1.13 million, as compared to the loss of $567,512 on sales of approximately $1,484,000 for the three month period ending June 30, 2004 The decrease in revenue, for both the quarter and the six month period ending June 30, 2005 was expected, and is due primarily to the Company's migration from a business model focusing on Company owned stores, to one that focuses on revenue sharing Company owned simulators with store operators, and selling Company owned simulators to investors or to store operators. As of June 30, 2004, only three of the stores the Company used to own and operate had been converted to Checker Flag Lightning, Inc. revenue share locations, whereas by June 30, 2005, all the stores slated for conversion have either been converted to Checker Flag Lightning, Inc. revenue share locations or have been relocated or closed under arrangements with the respective landlords that management believes are favorable to the Company. This has resulted in the Company recognizing just a portion of the revenue generated by the location as revenue share income, with little related expense, rather than recognizing all the revenue generated at a location, but also recognizing the payroll, rent and operating expenses associated with the location. The resultant reduction in revenue from store sites for the six month period ending June 30, 2005 was partially offset by the $464,695 increase in sales of simulator systems to Race Car Simulation Corp., I-Vision Technology, and to Ft. Gordon, GA.

On December 31, 2004, the Company sold 34 of its simulators to Race Car Simulation Corporation. The 34 simulators that were sold were in existing revenue share or lease agreements, and therefore the Company's cash flow was reduced accordingly. Since the sale, the Company has installed 10 simulators in revenue share locations and has installed 2 leased simulators. An additional 13 simulators are in process for either revenue share, lease or purchase agreements, and the Company has an additional 21 simulators in inventory that are available for installation but have not been designated to a new site. Management expects that the continued combination of revenue share, lease and purchase agreements for the current inventory of simulators will return the Company to the operating profits it achieved over three consecutive quarters, although there can be no assurance.

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


Revenue Share (120 Simulators):

             Location                      Market              Sq. Ft.          Simulators
     ----------------------         -------------------     -----------         ----------
1)       Opry Mills                 Nashville, TN              6,007            10 race cars
2)       Gurnee Mills               Chicago, IL                6,111             6 race cars
3)       Concord Mills              Charlotte, NC              7,865            12 race cars
4)       Mall of Georgia            Atlanta, GA                5,895             8 race cars
5)       Riverchase Galleria        Birmingham, AL             6,188             8 race cars
6)       RiverTown Crossing         Grand Rapids, MI           6,100             8 race cars
7)       Jordan Creek Town Ctr      Des Moines, IA             4,000             8 race cars
8)       NASCAR SpeedPark           Sevierville, TN            1,584             6 race cars #
9)       NASCAR SpeedPark           St. Louis, MO              1,496             6 race cars #
10)      NASCAR SpeedPark           Toronto, Canada            1,500             6 race cars #
11)      NASCAR Speedpark  (a)      Myrtle Beach, SC           1,600             6 race cars #*
12)      Gate A Sports              Cleveland, OH              2,470             5 race cars
13)      Playcenter (c)             Sao Paulo, Brazil          1,000             4 race cars*
14)      Burdick Driver's Village   Syracuse, NY               3,472             8 race cars #
15)      Big River Entertainment (b)Memphis, TN                5,000            12 race cars*
16)      Bass Pro Shop              Harrisburg, PA               500             2 race cars
17)      Bass Pro Shop (b)          Clarksville, IN              750             3 race cars
18)      University Mall            Burlington, VT              3700             5 race cars
19)      Quaker Steak & Lube (a)    Sheffield, OH                500             2 race cars*
20)      Quaker Steak & Lube (a)    Erie, PA                     500             2 race cars*

        a. Scheduled to open Q3
        b. Scheduled to open Q4
        c. Scheduled to open TBD


Mobile Units (16 Simulators):

1) Nextel Mobile Experience         2004-06 NASCAR Nextel Cup series events      6 race cars#
2) Perfect Line/NTI Experience      Joint Venture Mobile Experience              2 race cars
3) Nextel Mini Experiences          Nextel regional marketing                    6 race cars #
4) DaimlerChrysler                  Frankfurt Motor Show                         2 race cars*

Sales of Simulators (21 Simulators):

        Buyer                   Market                    Simulators
       --------                 ------                    ----------
1)   Roltex                Moscow, Russian Federation     8 race cars *
2)   Tonne Mgmt            Wisconsin Dells, WI            4 race cars *
3)   Ft. Gordon            Ft. Gordon, GA                 2 race cars
4)   I-Vision Tech.        Abu Dhabi, UAE                 4 race cars
5)   I-Vision Tech.        Abu Dhabi, UAE                 2 race cars
6)   Fun City              Burlington, IA                 1 race car*

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

In July of 2003, management revised the Company's business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.) and mobile lease programs such as the Nextel Experience and simulator sales. Without the burden of occupancy costs and labor costs, management believes the current business model has proved successful as indicated by the Company's string of three straight quarters of operating profits and positive EBITDA through the quarter ending March 31, 2005, the first quarterly net profit for the quarter ended December 31, 2004, as well as its first net profit for the year ending December 31, 2004. On December 31, 2004, the Company entered into an Asset Purchase Agreement pursuant to which it sold thirty-four (34) of its existing race car simulators to Race Car Simulation Corporation ("RCS"), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP ("Dolphin") for an aggregate purchase price of $1,536,600. The Agreement also granted RCS an option to purchase an additional ten (10) new race car simulators for an aggregate purchase price of $1,320,000. On March 31, 2005, the Company and RCSC entered into a Second Asset Purchase Agreement whereby the Company received the proceeds from the sale of four of the ten additional race car simulators for an aggregate purchase price of $720,000. On April 15, 2005, the Company and RCSC entered into a Third Asset Purchase Agreement whereby the Company received the proceeds from the sale of the remaining six of the ten additional race car simulators referenced above for an aggregate purchase price of $600,000. The March 31, 2005 and April 15, 2005 simulator sales transactions completed the exercise of RCS's option stemming from the December 31, 2004 simulator sale. Due to third party construction delays, the installation of the final six simulators at Myrtle Beach had not occurred prior to the quarter ending June 30, and therefore only a portion of this sale was recorded in this quarter per the Company's accounting policy on recording simulator sales. Had the simulators been booked as scheduled within the quarter, the loss for the quarter would have been reduced by approximately $176,000. The Company currently has $1,190,729 in Deposits on Simulator Sales that will be fully recorded on the Income Statement upon completion of the installations.

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

Tony Stewart, 2002 NASCAR Nextel Cup Champion and current NASCAR Nextel Cup points leader, has been the spokesman and technical advisor for NASCAR Silicon Motor Speedway. He has been featured in promotions, advertising and point-of-sale material and also has made appearances at NSMS racing center locations throughout the country.

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

The Company has designed a new product for 2006 called the SMS Reactor. The simulator is a downsized version of the current simulator, and has been designed to be more portable, mobile and affordable. The Company has an initial order from Burroughs and Chapin, and intends to complete the development and have the initial units completed in time for the International Association of Amusement Parks and Attractions (IAAPA) convention in at Atlanta in November. Management is optimistic about the prospects for this new product, although it is too early to assure the success of the new product.

In order to meet the ongoing demand for the Company's simulators, the Company has submitted purchase orders for 50 new race car simulator bodies and motion base platforms with Elan Motorsports Technologies, and has taken delivery of 19 new simulators as of August 1, 2005. The manufacturing will be funded by a combination of advance deposits due from customers and the financing that the Company anticipates generating due to the Company's recent financial improvements.

Overview of Financial Position and Results of Operations

During the six months ended June 30, 2005, the Company had total revenues of $2,805,132 compared to $3,093,172 for the six months ended June 30, 2004, a 9.3% decrease. Revenue from company store sales decreased by 55.25% as the company executed its revised business plan focusing on revenue share locations versus company owned locations. On a per store basis, the Company generated an average of $320,191 per store on the eight to nine company store locations in the first six months of 2004, compared with $484,411 per store on the two to three store locations operating in the comparable period in 2005. Offsetting the decline in total company store sales in the first six months ending June 30, 2005 was a 25.82% increase in revenue share sales, and a $1,225,801 swing in sales of simulators as compared to the first six months ending June 30, 2004. The Company recorded all or a portion of four sales transactions for fourteen simulators, and added a five simulator revenue share location in Mentor, OH, a five simulator revenue share location in Burlington, VT, and leased a 2 simulator trailer during the six months ending June 30, 2005.

The Company again posted significantly improved year over year financial results during the three months ending June 30, 2005. Although revenues decreased by $354,128 for the three months ending June 30, 2005 as compared to the three months ending June 30, 2004, cost of goods sold for the comparable periods increased by $153,848. This was the result of the change in the mix of the Company's revenue sources. Revenue from company stores and revenue share locations have a higher gross margin that revenue derived from simulator sales. Since over 41% of the Company's revenues came from the sale of simulator systems in the three months ending June 30, 2005 as compared to zero sales from this revenue stream in the same period in 2004, gross profit for the three months ending June 30, 2005 fell by 36.32% as compared to the same period in 2004.

Offsetting the decrease in gross profit was the decline in year over year operating expenses by 32.71%, resulting in a $101,590 operating profit improvement for the quarter ending June 30, 2005 over the quarter ending June 30, 2004. The decline in operating expenses is a direct result of the implementation of the company's revised business model, and is largely due to the closure, relocation, or conversion to a revenue share site of seven former company store locations. Payroll expenses declined 40.9% and occupancy expenses declined 45.3% when comparing the second quarter 2005 to the second quarter 2004. Interest expense for the three months ending June 30, 2005 was $25,646 as compared to $102,348 for the comparable quarter in 2004. The net loss for the quarter ending June 30, 2005 of ($389,220) was $178,292 less than the ($567,512)
loss for the same quarter one year ago.

For the six months ending June 30, 2005, sales declined 9.3% as compared to the six months ending June 30, 2004. Again, operating expenses declined at an even faster rate, resulting in a 66.1%, or $616,592, decrease in the operating loss for the six months ending June 30, 2005 as compared to the same period in 2004. Payroll expenses declined 40.7% or $708,744, and occupancy expense declined 47.6%, or $558,501, when comparing the first six months of 2005 to the first six months of 2004. As a result of the note payoffs the Company made early in the first quarter, 2005, interest expense decreased from $155,321 for the six months ending June 30, 2004 to $111,969 for the same period in 2005. The net loss for the first two quarters of 2005 of ($427,946) was 60.7% lower than the ($1,087,889) loss for the same six month period one year ago.

Since inception on May 31, 2001 and through June 30, 2005, the Company has accumulated aggregate losses totaling ($6,853,732).

The Company's cash flow from operations deteriorated during the six month period ending June 30, 2005 as compared to the comparable period in 2004. Cash generated from operations for the six months ending June 30, 2005 declined by $410,821 to ($781,017) as compared to the ($370,196) during the same six month period in 2004. The cash requirements from the increases in accounts receivable ($204,775) and inventory ($97,346) were partially offset by the increase in accounts payable ($131,802). Additionally, deposits on simulator sales decreased by $383,249 due to the full or partial recording of four simulator sales transactions in the first half of the year. Cash flow from all sources (operations, investing activities and financing activities) was insufficient to fund the company during the six months ending June 30, 2005, and resulted in a $985,589 reduction in the Company's cash position. This compares with $44 in cash used by all sources for the period ending June 30, 2004.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002 from the sale of Preferred Stock, $700,000 borrowed in March 2003, $604,000 in net proceeds borrowed between February 2004 and June 2004, $290,000 in net proceeds borrowed in June, 2005, $1.929 million received in the form of deposits for the placement of race car simulators in revenue share locations, or for the future purchase by third parties of race car simulators, and $1,089,654 by delaying payments to its vendors.

Review of Consolidated Financial Position

Cash and Cash Equivalents: The Company had $349,084 in cash and cash equivalents as of June 30, 2005 compared with $1,334,673 at December 31, 2004, a decrease of $985,589. This decrease in the company's position of cash during the first six months of 2005 was due to the reduction of customer deposits for simulator sales as the revenue from four installations was partially or fully recognized. Also contributing to the decline in the cash position was the increase in accounts receivable as detailed below, and the increase in fixed assets. At June 30, 2005, the Company had taken delivery of 19 new simulators, and has either installed or earmarked to install 15 of these simulators, leaving 4 available for future opportunities. The Company has also taken delivery of 16 refurbished simulators from closed or downsized sites, and has either installed or allocated 9 of these units to new sites, leaving 7 simulators for future opportunities. The Company also has 15 simulators at Elan in various stages of refurbishment.

During the six months ended June 30, 2005, the Company used $775,189 of cash to purchase property and equipment relating to the construction in progress on the five sites where new simulators were installed in the first half of 2005, the four new sites where installations will be occurring and the Myrtle Beach site. Additionally, $588,996 of assets were either sold in four separate transactions, or were transferred from work in process to fixed assets.

Additionally, the company had a net decrease in its debt at June 30, 2005 as compared to December 31, 2004, as the $276,000 debt repayment in the first half of 2005 was offset by an increase in the amount owed to an existing noteholder in the second quarter of 2005. See further discussion under the "Liquidity and Capital Resources" section below.

Trade Accounts Receivable: At the six months ending June 30, 2005, Checker Flag Lightning was behind on payments in the amount of $551,809. The Company has agreed to reduce the minimum revenue share payments from several of the Checker

Flag stores, and Checker Flag has made payments covering June and July. The owner of the mall at the Checker Flag location in Katy, TX did allow Checker Flag to close the store, thus stopping a cash flow drain for Checker Flag. The Company has removed its equipment from the location, and is reallocating the simulators to other sites, or placing them in inventory for deployment in the future. At the time of this filing, basic terms have been agreed to for a long term solution with Checker Flag and with the owner of the malls where most of the Checker Flag Lightning stores are located, and management believes a final agreement will be reached in the near future to the benefit of all parties, although there can be no assurance.

Inventory: At June 30, 2005, inventory increased by $97,346 from December 31, 2004 levels due primarily to the delivery of new and refurbished simulators from Elan Motorsports for deployment to new sites. Simulators in inventory increased by $111,376 from December 31, 2004 levels to $347,360 at June 30, 2005. The value of simulator inventory at June 30, 2005 was down $77,834 from the March 31, 2005 level of $425,194. Merchandise inventory at June 30, 2005 of $19,917 also decreased as compared to the December 31, 2005 and March 31, 2005 levels. This was due to the successful sales promotion the Company ran in conjunction with NASCAR Day, the annual charitable promotion from NASCAR. Through its promotion, the Company was able to give away 13 donated Gibson Les Paul guitars signed by four NASCAR drivers, and donated approximately $20,000 to NASCAR for its sponsored charities.

Notes Payable: Pursuant to the Note and Option Purchase Agreement and Security Agreement dated February 2, 2004 ("Agreement"), the Company issued notes bearing an interest rate of 9.6% payable in the total amount of $750,000. These notes were issued between February 2, 2004 and June 6, 2004. Each note came with an option to purchase common shares of the Company equal to the amount of notes purchased divided by the fair market value of the Company's stock on the date of issuance. The notes became due on February 2, 2005, and $260,000 of the notes was paid in full at that time. The note holder of an additional $344,000 of the notes has received $16,000 in cash and has elected to exercise most of the options granted with the note purchase for full payment of the notes per the terms of the Agreement. The conversion of the options to common stock occurred in the third quarter of 2005, and thus is not reflected in the financial statements as of June 30, 2005. The note holder of the final $146,000 in notes has agreed to extend the maturity date of their note to December 31, 2005, with the expiration of the accompanying option to February 1, 2006.

The value of the options were amortized to interest expense over their life which expired March 1, 2005. Amortization of option discount of $51,812 was included in interest expense for the six months ended June 30, 2005.

In March 2003, the company issued notes totaling $700,000, $500,000 of which was sold to Ropart Asset Management. During the three months ending March 31, 2005, the Company reduced its indebtedness to Ropart Asset Management by $200,000, and the maturity of the note was extended to September 30, 2005. In June, 2005, the Company borrowed an additional $300,000 from Ropart Asset Management under the same terms as the original 2003 Bridge Loan agreement. The maturity date of the note was also extended to December 31, 2005.

Deposits on Simulator Sales: The Company records the sale of simulators using the percentage of completion method of accounting. The percentage of completion for any given sales contract is determined by the ratio of costs incurred to date to the total estimated cost for each site build. Costs incurred consist of purchased components, outside services, and outside contract labor cost. During the six month period ending June 30, 2005, the Company recorded all or a portion of four simulator sales transactions based on the percentage of completion method of accounting, and added a five simulator revenue share site, and a two simulator trailer lease. This activity resulted in the reduction of deposits on simulator sales of $383,249 to $1,190,729 as compared to the balance at December 31, 2004.

Other Liabilities: Accounts payable, accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends.

Review of Consolidated Results of Operations

During the six months ended June 30, 2005, the Company had total revenues of $2,805,132 compared to $3,093,172 for the six months ended June 30, 2004, a 9.3% decrease. Revenue from company store sales decreased by 55.25% as the company executed its revised business plan focusing on revenue share locations versus company owned locations. On a per store basis, the Company generated an average of $320,191 per company store location in the first six months of 2004. The Company began the period with nine stores, converted one during the period into a revenue share location, and ended the period with eight stores. This compares with $484,411 per company store location operating in the comparable period in 2005. The Company began the period with three stores, closed one during the period, and ended the period with two stores. Offsetting the decline in total company store sales in the first six months ending June 30, 2005 was a 25.82% increase in revenue share sales, and a $1,225,801 swing in sales of simulators as compared to the first six months ending June 30, 2004. The Company recorded all or a portion of four sales transactions for fourteen simulators, and added a five simulator revenue share location in Mentor, OH, a five simulator revenue share location in Burlington, VT, and leased a two simulator trailer during the six months ending June 30, 2005.

The Company once again posted significantly improved year over year financial results during the three months ending June 30, 2005. Although revenues decreased by $354,128 for the three months ending June 30, 2005 as compared to the three months ending June 30, 2004, cost of goods sold for the comparable periods increased by $153,848. This was the result of the change in the mix of the Company's revenue sources, with revenue from company stores and revenue share locations having a higher gross margin than revenue derived from the sale of simulators. Since over 41% of the Company's revenues came from the sale of simulator systems in the three months ending June 30, 2005 as compared to zero sales from this revenue stream in the same period in 2004, gross profit for the three months ending June 30, 2005 fell by 36.32% as compared to the same period in 2004.

Offsetting the decrease in gross profit was the decline in year over year operating expenses by 32.71%, resulting in a $101,590 operating profit improvement for the quarter ending June 30, 2005 over the quarter ending June 30, 2004. The decline in operating expenses is a direct result of the implementation of the company's revised business model, and is largely due to the closure, relocation, or conversion to a revenue share site of seven former company store locations. Payroll expenses declined 40.9% and occupancy expenses declined 45.3% when comparing the second quarter 2005 to the second quarter 2004. Interest expense for the three months ending June 30, 2005 was $25,646 as compared to $102,348 for the comparable quarter in 2004. The net loss for the quarter ending June 30, 2005 of ($389,220) was $178,292 less than the ($567,512)
loss for the same quarter one year ago.

For the six months ending June 30, 2005, sales declined 9.3% as compared to the six months ending June 30, 2004. Again, operating expenses declined at an even faster rate, resulting in a 66.1%, or $616,592, decrease in the operating loss for the six months ending June 30, 2005 as compared to the same period in 2004. Payroll expenses declined 40.7% or $708,744, and occupancy expense declined 47.6%, or $558,501, when comparing the first six months of 2005 to the first six months of 2004. As a result of the note payoffs the Company made early in the first quarter, 2005, interest expense decreased from $155,321 for the six months ending June 30, 2004 to $111,969 for the same period in 2005. The net loss for the first two quarters of 2005 of ($427,946) was 60.7% lower than the ($1,087,889) loss for the same six month period one year ago.

Liquidity and Capital Resources

The primary source of funds available to the Company are receipts from customers for simulator and merchandise sales in its two owned and operated racing centers, percentage of gross revenues from simulator races and minimum guarantees from revenue share and lease sites, the sale of simulators, proceeds from equity offerings including the $2,610,050 received in August 2002, proceeds from debt offerings including the $700,000 in Secured Bridge Notes and warrants issued in March 2003, the $604,000 in net proceeds from Notes and options issued between February and June, 2004, the additional loan of $300,000 from one of the existing Bridge Loan note holders, loans from shareholders, credit extended by vendors, and possible future financings.

As of the filing of this Form 10-QSB, the net proceeds of $1,874,708 from the three sales transactions for the sale of 44 simulators to Race Car Simulation Corp. have been depleted. The Company believes that it has generated a significant interest in its simulators, and that some combination of revenue share agreements, lease agreements and simulator sales agreements will be sufficient to fund the daily operations of the business, although there can be no assurances. Additionally, the Company continues to seek manufacturing financing required to fully implement the desired level of growth management believes its revised business model is capable of generating. The Company's ability to raise the desired financing will depend on many factors, but the Company intends to leverage the market value of its assets as collateral. Management believes the culmination of the recent negotiations with Checker Flag Lightning into an agreement allowing for cash flow to again be generated from the Checker Flag sites, combined with some combination of simulator sales and the increased revenues that come from additional third party revenue share and lease agreements will allow the Company to maintain and increase positive EBITDA and regain profitability, although there can be no assurances.

Management is optimistic that the new SMS Reactor will be attractive to customers seeking a lower priced simulator with greater mobility and portability. The SMS Reactor is scheduled to debut at the 2005 IAAPA convention, in time for 2006 installations.

On December 31, 2004, March 31, 2005 and April 15, 2005, the Company entered into three Asset Purchase Agreements pursuant to which it sold forty-four (44) of its race car simulators that were located in existing revenue share locations, or have been installed in new revenue share sites. While this transaction generated an aggregate purchase price of $2,856,600, it also depleted monthly revenue share payments to the Company generated by the simulators that were sold. Management intends to contract with revenue share partners and install simulators within its inventory to replenish the cash flow lost from 34 of the 44 simulators that were sold in a timely manner, although there can be no assurances. To this end, the Company has installed a five simulator site in Burlington, VT, a five simulator site in Mentor, OH, and has delivered a two simulator trailer to a lessee. Thirteen additional simulators in four new locations are scheduled for installations pursuant to either revenue share, lease or purchase agreements.

During the six months ended June 30, 2005, the operating activities of the Company used net cash of $781,017 compared to net cash used of $370,196 for the comparable period in 2004. The cash requirements from the increases in accounts receivable and inventory were partially offset by the increase in accounts payable. Additionally, deposits on simulator sales decreased due to the recording of four simulator sales transactions in the period ending June 30, 2005.

During the six months ended June 30, 2005, the Company used $775,189 of cash in investing activities compared with $183,848 of cash used in investing activities during the comparable period in 2004. The purchases in property and equipment relates primarily to the construction in progress on the five sites where new simulators were installed in the first half of 2005, the four new sites where installations will be occurring and the Myrtle Beach site. Additionally, $588,996 of assets were either sold in four separate transactions, or were transferred from work in process to fixed assets.

During the six months ended June 30, 2005, the Company used $18,379 of net cash in financing activities, compared with the $554,000 the Company generated in the comparable period in 2004. As detailed above, the Company repaid $281,621 in debt obligations during the six month period ending June 30, 2005, but also borrowed an additional $300,000 during the same period. Additionally, the Company negotiated a settlement with one of its landlords for the payment of rent in arrears over a 12 month period. The settlement amount was transferred from accrued expenses to notes payable. The Company will continue to use the debt markets to raise sufficient financing to fund its growth opportunities as it continues to focus on revenue share and simulator sales opportunities.

The Company's current debt financing includes the extension of $350,000, plus the addition of $300,000 of the Secured Bridge Notes and Warrants initiated in March of 2003 until December 31, 2005, and an extension of a Note and Option Agreement of $146,000 until December 31, 2005.

As of June 30, 2005, the Company had cash and cash equivalents totaling $349,084 compared to $1,334,673 at December 31, 2004. Current assets totaled $1,347,442 at June 30, 2005 compared to $2,058,820 on December 31, 2004. Current liabilities totaled $4,176,678 on June 30, 2005 compared with $4,618,647 on December 31, 2004. As such, these amounts represent an overall decrease in working capital of $269,409 for the six months ending June 30, 2005.



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

                                     PART II

Item 1.  Legal Proceedings

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. As of June 30, 2005 and as of the filing of this Interim Report on Form 10-QSB, the Company is not aware of any material legal actions directed against the Company.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

On April 15, 2005, the Company sold Warrants for cash consideration of $39.269. The Warrants enable the holder to purchase 900,000 shares of IMTS stock for $.10 per share. Proceeds from the sale were used for working capital.

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

                 INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

 Date: August 19, 2005         By:       /s/ William R. Donaldson
                               -----------------------------------------------
                               William R. Donaldson
                               Chairman of the Board and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: August 19, 2005          By:       /s/ William R. Donaldson
                               -----------------------------------------------
                               William R. Donaldson
                               Chairman of the Board and Chief Executive Officer
                                       (Principal Executive Officer)

Date: August 19, 2005          By:       /s/ William R. Donaldson
                               -----------------------------------------------
                               William R. Donaldson
                               Chairman of the Board and Chief Executive Officer
                                       (Principal Financial Officer)

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