Form 10QSB
period 2005-09-30
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2005-11-16
CIK 1115551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                                OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2005

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


Indicate by checkmark whether the Issuer: (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [x] No [] (2) Yes [x] No []

As of November 11, 2005, there were 93,769,177 (par value $0.0001) common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Exhibit Index on page 30.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB




                                                                                                             Page
Section                                                                                                    Number

NOTE ON FORWARD LOOKING INFORMATION........................................................................... .3
BASIS OF PRESENTATION....................................................................................... ...4

                                     PART I

Item 1.    Unaudited Financial Statements and Notes to Financial Statements
                Consolidated Balance Sheets at September 30, 2005 and December 31, 2004..................... ...5
                Consolidated Statements of Operations for the Three Months Ended
                  September 30, 2005 and 2004...................................................................7
                Consolidated Statements of Operations for the Nine Months Ended
                  September 30, 2005 and 2004...................................................................8
                Consolidated Statement of Shareholders' Equity
                  for the Nine Months Ended September 30, 2005..................................................9
                Consolidated Statements of Cash Flows for the Nine Months
                   Ended September 30, 2005 and 2004...........................................................10
                Notes to Consolidated Financial Statements.....................................................12
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............15
Item 3.    Internal Controls and Procedures....................................................................27


                                     PART II

Item 1.    Legal Proceedings...................................................................................28
Item 2     Changes in Securities. .............................................................................28
Item 3     Defaults Upon Senior Securities.....................................................................28
Item 4.    Submission of Matters to a Vote of Security Holders.................................................28
Item 5.    Other Information...................................................................................28
Item 6.    Exhibits and Reports on Form 8-K....................................................................28


SIGNATURES.....................................................................................................29

EXHIBITS INDEX.................................................................................................30

EXHIBITS.......................................................................................................31


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

As Perfect Line had revenues, operations, and business activity, for financial reporting purposes, Perfect Line is considered the acquirer, and therefore the predecessor, and the Company is considered the acquiree for accounting and reporting purposes. Due to the fact that the merger is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. The operations of Interactive Motorsports and Entertainment Corp. have been included in consolidation from August 2, 2002 through September 30, 2005.

All information in this Form 10-QSB is presented from the perspective of Interactive Motorsports and Entertainment Corp. and its subsidiary Perfect Line and not from the perspective of PIH.

                                     PART I

Item 1. Condensed Financial Statements

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS


                                                                    September 30, 2005            December 31, 2004
                                                                    ------------------            -----------------
                                                                       (Unaudited)

Current Assets
Cash                                                                      $     87,408             $      1,334,673
Accounts Receivable                                                            616,740                      428,726
Inventory                                                                      322,992                      259,931
Prepaid Expenses                                                                44,541                       35,490
                                                          ----------------------------- ---------------------------

Total Current Assets                                                         1,071,681                    2,058,820
                                                          -----------------------------  --------------------------

Property and Equipment
Total Property and Equipment, Net                                              821,141                      764,796
                                                          ----------------------------- ---------------------------

Other Assets
Deposits                                                                        33,471                       42,001
Other Intangible Assets, Net                                                     2,967                       11,599
                                                          ----------------------------- ---------------------------

Total Other Assets                                                              36,438                       53,600
                                                          ----------------------------- ---------------------------

Total Assets                                                            $    1,929,260             $      2,877,216
                                                          ============================= ===========================


The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)



                  LIABILTIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                    September 30, 2005            December 31, 2004
                                                                    ------------------            -----------------
                                                                           (Unaudited)

Current Liabilities
Accounts Payable                                                         $     728,814               $      418,815
Accrued Payroll Expense                                                         23,556                       67,385
Accrued Sales Tax Payable                                                        9,972                       26,722
Gift Cert. & Customer Deposits                                                  40,676                       42,888
Deposits on Simulator Sales                                                  1,116,191                    1,573,978
Accrued Liabilities                                                            985,204                    1,158,929
Deferred revenue                                                               111,557                       81,742
Notes Payable - Related parties                                                196,000                      186,537
Notes payable                                                                  685,340                    1,061,651
                                                          ----------------------------- ---------------------------

Total Current Liabilities                                                    3,897,310                    4,618,647

                                                          ----------------------------- ---------------------------

Total Liabilities                                                            3,897,310                    4,618,647
                                                          ----------------------------- ---------------------------

Shareholders Equity (Deficit)
Common Stock                                                                     9,282                        8,772
Additional Paid in Capital                                                   5,167,575                    4,675,583
Retained Earnings                                                          (7,144,907)                  (6,425,786)
                                                          ----------------------------- ---------------------------

Total Shareholders Equity (Deficit)                                        (1,968,050)                  (1,741,431)
                                                          ----------------------------- ---------------------------

Total Liabilities & Equity (Deficit)                                    $    1,929,260               $    2,877,216
                                                          ============================= ===========================

The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                  (Unaudited)


                                                      For the 3 months ending             For the 3 months ending
                                                         September 30, 2005                  September 30, 2004
                                                     --------------------------          --------------------------

Revenues

   Company Store Sales                             $                   656,544         $                    885,213
   Revenue Share Sales                                                  79,957                              333,617
   Simulator Leases                                                     19,000                               95,625
   Sales of Simulator Systems                                          210,538                              294,957
                                                      -------------------------           -------------------------
          Total Revenues                                               966,039                            1,609,412
                                                      -------------------------           -------------------------

Cost of Sales
   COGS - Merchandise                                                   14,165                               54,427
   Group Sales Expenses                                                  1,208                                2,658
   COGS - Sale of Simulators                                           103,126                              122,230
                                                     -------------------------           --------------------------
          Total Cost of Sales                                          118,499                              179,315
                                                      -------------------------           -------------------------


Gross Profit                                                           847,540                            1,430,097
                                                      -------------------------           -------------------------

General & Admin Expenses

   Payroll Related Expenses                                            501,447                              609,868
   Occupancy Expenses                                                  282,939                              336,284
   Other Operating Expenses                                            306,547                              346,774
                                                      -------------------------           -------------------------
          Total Operating Expenses                                   1,090,933                            1,292,926
                                                      -------------------------           -------------------------


Operating Profit (Loss)                                              (243,393)                              137,171

          Interest Expense                                            (47,783)                            (129,316)
                                                      -------------------------           -------------------------

Net Income (Loss) before Income Tax
Expense                                                              (291,176)                                7,855


          Income Tax Expense                                                -                                     -
                                                      -------------------------           -------------------------


Net Income (Loss)                                  $                 (291,176)         $                      7,855
                                                      =========================           =========================


Net Income (Loss) per share                        $                    (0.00)         $                       0.00
                                                      =========================           =========================

Weighted Average Shares Outstanding                                 91,707,780                           87,003,140
                                                      =========================           =========================

The accompanying notes are an integral part of these consolidated financial statements.


        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)




                                                     For the 9 months ending               For the 9 months ending
                                                       September 30, 2005                    September 30, 2004
                                                    --------------------------           ---------------------------

Revenues

   Company Store Sales                           $                  1,873,172         $                    3,603,975
   Revenue Share Sales                                                423,660                                606,777
   Simulator Leases                                                    38,000                                196,875
   Sales of Simulator Systems                                       1,436,339                                294,958
                                                    --------------------------           ---------------------------
          Total Revenues
                                                                    3,771,171                              4,702,585
                                                    --------------------------           ---------------------------

Cost of Sales
   COGS - Merchandise                                                 123,097                                215,506
   Group Sales Expenses                                                 6,671                                 11,733
   COGS - Sale of Simulators                                          645,914                                122,230
   Inventory Adjustments                                             (10,257)
          Total Cost of Sales                                         765,425                                349,469
                                                    --------------------------           ---------------------------

Gross Profit                                                        3,005,746                              4,353,116
                                                    --------------------------           ---------------------------

General & Admin Expenses
   Payroll Related Expenses                                         1,534,437                              2,351,603
   Occupancy Expenses                                                 897,037                              1,508,882
   Other Operating Expenses                                         1,133,641                              1,288,027
                                                    --------------------------          ----------------------------
          Total Operating Expenses                                  3,565,115                              5,148,512
                                                    --------------------------          ----------------------------

Operating Profit (Loss)                                             (559,369)                              (795,396)

          Interest Expense                                          (159,752)                              (284,636)
                                                    --------------------------           ---------------------------

Net Income (Loss) before Income Tax
Expense                                                             (719,121)                            (1,080,032)

          Income Tax Expense                                               -                                      -
                                                    --------------------------           ---------------------------

Net Income (Loss)                                $                  (719,121)         $                  (1,080,032)
                                                    ==========================           ===========================

Net Income (Loss) per share                      $                      (.01)         $                        (.01)
                                                    ==========================           ===========================

Weighted Average Shares Outstanding                                89,242,284                             86,591,289
                                                    ==========================           ===========================

The accompanying notes are an integral part of these consolidated financial statements.


        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
            Consolidated Statement of Shareholders' Equity (Deficit)

                                                                                     Additional                            Total
                                    Preferred Stock              Common Stock        Paid-In       Retained        Shareholders'
                                  --------------------       -------------------
                                Shares          Amount        Shares      Amount     Capital       Deficit       Equity (Deficit)
                                ------          ------       -------     ------      --------     --------       ----------------
Balance at
  December 31, 2003            2,272,728     $    227      74,314,183    $ 7,431  $  4,029,002     $ (6,434,655)     $(2,397,995)

Common stock issued for
  2003 Bridge Loan Interest            -            -         935,726         94        78,112                -           78,206

Common stock issued
  for services                         -            -         260,000         26        17,248                -           17,274

Conversion of preferred
  stock to common stock      (2,272,728)         (227)     11,363,640      1,136          (909)               -                -

Fair value of options and
   warrants granted                    -            -               -          -       436,595                -          436,595

Common stock issued
 for payment of prior year
 year accruals                         -            -         842,361         84       115,535                -          115,619

Net income for the year
  Ended December 31,
   2004                                -            -               -          -             -            8,869            8,869
                             -----------    ----------    ------------   -------   ------------    -------------     -------------

Balance at
  December 31, 2004                    -            -       87,715,910      8772     4,675,583       (6,425,786)      (1,741,431)

Fair value of warrants
  granted (unaudited)                  -            -               -          -        94,502                -            94,502

Common stock issued
  for services (unaudited)             -            -       1,000,000        100        69,900                -            70,000

Common stock issued  - options
  exercised for debt payment (unaudited)-           -       4,100,000        410       327,590                -           328,000

Net income (loss) for the period
  Ended September 30, 2005             -            -              -           -             -         (719,121)         (719,121)
                             -----------    ------------    ------------   -----     ----------    -------------     -------------

Balance at
  September 30, 2005                   -    $          -      92,815,910  $9,282  $   5,167,575    $  (7,144,907)    $ (1,968,050)
                             ===========    ============    ============  ======     ==========    =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                    For the Nine Months Ended
                                                                                            September 30
                                                                            --------------------------------------
                                                                                    2005                     2004
                                                                            --------------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                    $      (719,121)    $    (1,080,032)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Depreciation and amortization                                                     265,222             304,195
     Common stock issued for services                                                   70,000               3,462
     Common stock issued for interest                                                        -              25,000
     Warrants issued related to sales agreements                                        94,502                   -
     Amortization of notes payable discount                                             51,812             146,109
   Net changes in operating assets and liabilities:
     (Increase) decrease in trade accounts and other receivable                       (188,014)           (93,562)
     (Increase) decrease in inventory                                                  (63,061)              7,857
     (Increase) decrease in prepaid expenses and other assets                           (9,051)           (50,740)
     (Increase) decrease in intangibles                                                      -            (19,700)
     (Increase) decrease in deposits                                                     8,530             (2,036)
     Increase (decrease) in accounts payable                                           309,999            (38,917)
     Increase (decrease) in accrued payroll and payroll taxes                          (43,829)           (18,242)
     Increase (decrease) in sales tax payable                                          (16,750)           (21,930)
     Increase (decrease) in gift certificates and customer deposits                     (2,212)           (80,674)
     Increase (decrease) in accrued expenses                                          (173,725)             14,509
     Increase (decrease) in deferred revenue                                            29,815                   -
     Increase (decrease) in deposits on simulator sales                               (457,787)            376,031
                                                                            ------------------- ------------------

       Net Cash Used by Operations                                                    (843,670)          (528,670)
                                                                            ------------------ -------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                               (1,123,701)          (312,055)
   Sale of property and equipment                                                      810,766             153,456
                                                                                --------------             -------

       Net Cash Used by Investing Activities                                          (312,935)          (158,599)
                                                                            ------------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loans from and (repayments to) related parties                                            -            (50,000)
   Proceeds from issuance (payment) of notes payable                                  (90,660)             604,000
                                                                            ------------------- ------------------

       Net Cash Provided (Used) by Financing Activities                               (90,660)             554,000
                                                                            ------------------  ------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (1,247,265)          (133,269)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       1,334,673             249,005
                                                                            ------------------  ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $           87,408  $          115,736
                                                                            ==================  ==================

The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)



                                                                                  For the Nine Months Ended
                                                                                         September 30,
                                                                               2005                     2004
                                                                            ---------------      -----------------


SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Cash paid for interest                                                   $           63,744  $           87,332
   Cash paid for income taxes                                               $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

   Common stock issued for services                                         $           70,000  $                -
   Common stock issued for accrued liabilities                              $                -  $          115,620
   Common stock issued for exercise of
         options for payment of note                                        $          328,000  $                -
   Accrued interest converted to notes payable                              $                -  $              250
   Discount on convertible notes                                            $           51,812  $          276,122
   Common stock issued for capitalized loan fees                            $                -  $           15,000
   Warrants issued related to sales agreements                              $           94,502  $                -


The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.       Unaudited Interim Financial Information

          The accompanying unaudited condensed consolidated balance sheets of Interactive Motorsports and Entertainment Corp. (the "Company") at September 30, 2005 and December 31, 2004, the unaudited consolidated statements of operations for the three months ended September 30, 2005 and 2004, and the unaudited consolidated statements of operations and statements of cash flows for the nine months ended September 30, 2005 and 2004 have been prepared by the Company's management and do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Although management believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual financial statements included in the Company's annual report on Form 10-KSB. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005 or any future period.

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

NOTE 2 -  DEBT AND CREDIT ARRANGEMENTS

          Pursuant to the Note and Option Purchase Agreement and Security Agreement dated February 2, 2004 ("Agreement"), the Company issued notes bearing an interest rate of 9.6% payable in the total amount of $750,000. These notes were issued between February 2, 2004 and June 6, 2004. Each note came with an option to purchase common shares of the Company equal to the amount of notes purchased divided by the fair market value of the Company's stock on the date of issuance. The notes became due on February 2, 2005, and $260,000 of the notes was paid in full at that time. A note holder of an additional $344,000 of the notes elected to receive a cash payment of $16,000 and exercise

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004

          options granted with the note purchase for full payment of the note per the terms of the Agreement. The note holder of the final $146,000 in notes has agreed to extend the maturity date of their note to December 31, 2005, with the expiration of the accompanying option to February 1, 2006.

          The value of the options were amortized to interest expense over their life which expired March 1, 2005. Amortization of option discount of $51,812 was included in interest expense for the nine months ended September 30, 2005.

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

          The sale of the 6 new simulators in the Third Agreement occurred prior to the completion of the installation process, and was recorded using the percentage of completion method. Additionally, the issuance of the warrants was recorded in the period ending June 30, 2005. The portion of the sale proceeds that could not be recorded on the Income Statement was recorded on the Balance Sheet as an increase to Deposits on Simulator Sales, and will be recorded on the Income Statement when the installation is complete. The Company currently has $1,116,191 in Deposits on Simulator Sales that will be recorded on the Income Statement upon completion of the installations.


NOTE 4-   SUBSEQUENT EVENTS

          Pursuant to a note and option purchase agreement and security agreement dated October 1, 2005, the Company has issued notes payable in the amount of $122,500. The notes bear an annual interest rate of 12%, and are due October 1, 2007. Each note comes with an option to purchase common shares of the Company in the amount of the note purchased at an exercise price of $.10 per share. The notes are secured by certain of the Company's simulators and a worldwide royalty free, non-exclusive license to use the Company's propriety software that is loaded into the simulators which secure the notes.

          Pursuant  to  a  Note  and  Option  Purchase  Agreement  and  Security
          Agreement dated February 2, 2004, the note holder of the final $146,000 has been repaid $50,000 of that amount, with the balance due by December 31, 2005.

          On November 10, 2005, the Company issued 953,267 shares of restricted Common shares to Ropart Asset Management Fund, LLC as the equity portion of their interest payments for the period December, 2004 to October, 2005 under the terms of the Secured Bridge Notes and warrants issued in March 2003.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004

          The Company is behind two to three months on lease payments to the two landlords of its owned and operated retail racing centers. The Company has agreed to late payment terms with one landlord, and is negotiating similar terms with the second landlord.

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

In July of 2003, management revised the Company's business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.) and mobile lease programs such as the Nextel Experience. In February, 2004, Nextel debuted The Nextel Experience, a mobile fan interactive experience that features six of the Company's race simulators. Nextel has subsequently taken delivery of three additional 2-simulator mobile experiences that they use for promotional events that feature the Company's simulators. On August 15, 2005, the Company announced that it would debut the new SMS Reactor simulator at the International Association of Amusement Parks and Attractions (IAAPA) convention to be held in Atlanta November 16-19. Initial response to the new smaller, more mobile and more affordable simulator that will feature the same proprietary software and patented motion platform technology has been encouraging, with a purchase order and deposit for four new Reactor simulators and several others interested buyers waiting to see the prototype at IAAPA. The Company has also developed with Featherlite trailers a 48 foot mobile experience that features four of the new SMS Reactor simulators, and the initial response to this concept has been positive, although there can be no assurances of its success.

The change in the business model, and particularly the sale of simulators as outlined in Note 3 of the financial statements above, allowed the Company to generate three consecutive quarters of operating profit and positive Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), its first quarterly net profit in the fourth quarter of 2004 and its first annual profit in the year ending December 31, 2004. The losses reported in the quarters ending June 30, 2005 and September 30, 2005 are due in part to several installations that did not progress as quickly as expected, or delays and failures to acquire the necessary financing for such installations and therefore are not reflected in the financial performance for the periods. However, the financial performance for the three, six and nine months year to date periods ending September 30, 2005 improved significantly over the same periods in 2004. With $1,116,191 in Deposits on Simulator Sales, along with expected new deposits for the Company's new SMS Reactor simulator, management feels confident that the Company's financial performance will get back on track during the final quarter of 2005 and into the first quarter of 2006, although there can be no assurance.

Since inception on May 31, 2001 and through September 30, 2005, the Company has accumulated aggregate losses totaling $(7,144,907), which includes the net loss of $(719,121) for the nine months ending September 30, 2005, the net profit of $8,869 for the twelve months ended December 31, 2004, the net loss of $(3,525,581) for the twelve months ended December 31, 2003, the net loss of $(2,189,220) for the twelve months ended December 31, 2002 and the net loss of $(719,854) for the period from inception to December 31, 2001.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002 from the sale of Preferred Stock, $700,000 borrowed in March 2003, $604,000 in net proceeds borrowed between February 2004 and June 2004, $290,000 in net proceeds borrowed in June, 2005, $1.929 million received in the form of deposits for the placement of race car simulators in revenue share locations, or for the future purchase by third parties of race car simulators, and $1,382,614 by delaying payments to its vendors. See further discussion under "Liquidity and Capital Resources" and "Risk Factors" below.

During the nine months ended September 30, 2005, the Company had total revenues of $3,771,171 compared to $4,702,585 for the nine months ended September 30, 2004. Sales performance resulted in a net loss of approximately $719,000 for the 9 month period, an improvement of almost $361,000 over the loss incurred during the same period in 2004. Performance for the three months ending September 30, 2005 resulted in a loss of $291,176 on revenue of approximately $966,000 as compared to the profit of $7.855 on sales of approximately $1,609,000 for the three month period ending September 30, 2004 A decrease in revenue, for both the quarter and the nine month period ending September 30, 2005 was expected, and is due primarily to the Company's migration from a business model focusing on Company owned stores, to one that focuses on revenue sharing Company owned simulators with store operators, and selling Company owned simulators to investors or to store operators. As of September 30, 2004, six of the stores the Company used to own and operate had been converted to Checker Flag Lightning, Inc. revenue share locations, whereas by September 30, 2005, all the stores slated for conversion have either been converted to Checker Flag Lightning, Inc. revenue share locations or have been relocated or closed under arrangements with the respective landlords that management believes are favorable to the Company. This has resulted in the Company recognizing just a portion of the revenue generated by the location as revenue share income, with little related expense, rather than recognizing all the revenue generated at a location, but also recognizing the payroll, rent and operating expenses associated with the location. The resultant reduction in revenue from store sites for the nine month period ending September 30, 2005 was partially offset by the $1,141,381 increase in sales of simulator systems to Race Car Simulation Corp., I-Vision Technology, and to Ft. Gordon, GA.

On December 31, 2004, the Company sold 34 of its simulators to Race Car Simulation Corporation. The 34 simulators that were sold were in existing revenue share or lease agreements, and therefore the Company's cash flow was reduced accordingly. In the first 9 months of 2005, the Company has installed 12 simulators in new revenue share locations and has installed 4 leased simulators. An additional 11 simulators are in process for either revenue share, lease or purchase agreements, and the Company has an additional 15 simulators in inventory that are available for installation but have not been designated to a new site. Management expects that the continued combination of revenue share, lease and purchase agreements for the current inventory of simulators, along with expected purchase agreements with deposits for the new SMS Reactor simulator, will return the Company to the operating profits it achieved over three consecutive quarters, although there can be no assurance.

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


10)      NASCAR SpeedPark           Toronto, Canada            1,500             6 race cars #
11)      NASCAR SpeedPark  (a)      Myrtle Beach, SC           1,600             6 race cars #*
12)      Gate A Sports              Cleveland, OH              2,470             5 race cars
13)      Playcenter (b)             Sao Paulo, Brazil          1,000             4 race cars*
14)      Burdick Driver's Village   Syracuse, NY               3,472             8 race cars #
15)      Big River Entertainment(b) Memphis, TN                5,000            12 race cars*
16)      Bass Pro Shop              Harrisburg, PA               500             2 race cars
17)      Bass Pro Shop (a)          Clarksville, IN              750             3 race cars
18)      University Mall            Burlington, VT              3700             5 race cars
19)      Quaker Steak & Lube        Sheffield, OH                500             2 race cars*
20)      Quaker Steak & Lube (b)    Erie, PA                     500             2 race cars*

                a. Scheduled to open Q4
                b. Scheduled to open TBD


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

Sales of Simulators (27 Simulators):

         Buyer                Market                             Simulators
       --------               ------                             ----------
1)   Roltex                 Moscow, Russian Federation8 race cars *
2)   Tonne Mgmt             Wisconsin Dells, WI                4 race cars *
3)   Ft. Gordon             Ft. Gordon, GA                     2 race cars
4)   I-Vision Tech.         Abu Dhabi, UAE                     4 race cars
5)   I-Vision Tech.         Abu Dhabi, UAE                     2 race cars
6)   Fun City               Burlington, IA                     1 race car*
7)   DaimlerChysler         US Auto Shows in 2006              2 race cars*
8)   Burroughs & Chapin     TBD                                4 Reactors*

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

In July of 2003, management revised the Company's business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.) and mobile lease programs such as the Nextel Experience and simulator sales. Without the burden of occupancy costs and labor costs, management believes the current business model has proved successful as indicated by the Company's string of three straight quarters of operating profits and positive EBITDA through the quarter ending March 31, 2005, the first quarterly net profit for the quarter ended December 31, 2004, as well as its first net profit for the year ending December 31, 2004. On December 31, 2004, the Company entered into an Asset Purchase Agreement pursuant to which it sold thirty-four (34) of its existing race car simulators to Race Car Simulation Corporation ("RCS"), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP ("Dolphin") for an aggregate purchase price of $1,536,600. The Agreement also granted RCS an option to purchase an additional ten (10) new race car simulators for an aggregate purchase price of $1,320,000. On March 31, 2005, the Company and RCSC entered into a Second Asset Purchase Agreement whereby the Company received the proceeds from the sale of four of the ten additional race car simulators for an aggregate purchase price of $720,000. On April 15, 2005, the Company and RCSC entered into a Third Asset Purchase Agreement whereby the Company received the proceeds from the sale of the remaining six of the ten additional race car simulators referenced above for an aggregate purchase price of $600,000. The March 31, 2005 and April 15, 2005 simulator sales transactions completed the exercise of RCS's option stemming from the December 31, 2004 simulator sale. The losses reported in the quarters ending June 30, 2005 and September 30, 2005 are due in part to several installations that did not progress as quickly as expected, or delays and failures to acquire the necessary financing for such installations and therefore are not reflected in the financial performance for the periods. With $1,116,191 in Deposits on Simulator

Sales, along with expected new deposits for the Company's new SMS Reactor simulator, management feels confident that the Company's financial performance will get back on track during the final quarter of 2005 and into the first quarter of 2006, although there can be no assurance

The Company's Current Operations, Recent Developments and Plan for the Future

The Company's primary focus is to leverage the Company's ownership of its internationally unique, proprietary race car simulation technology and be a world leader in race car simulation. The Company believes that this can be done profitably through a combination of owned and operated racing centers, third party revenue share locations (family entertainment centers, amusement parks, casinos, auto malls, etc.), mobile unit leases and the domestic and international sales of the race simulator product, including now its new SMS Reactor product that is expected to be popular in both fixed locations and in a mobile environment, although there can be no assurances.

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

Technological improvements are continually under development. These include upgrading and enhancing the game graphics, upgrading the underlying operating system in order to accommodate future developments, and significant revenue enhancing game features that target the Company's core customers. Other projects include completion of the new SMS Reactor simulator, a smaller and more mobile and more affordable version of our current simulator that will allow more customer throughput at a lower price point, a 3D version of our racing experience and a concept called Wheel to Real where we recreate actual NASCAR races in graphic form using data from the race cars for replay experiences and interactive features.

The Company has designed a new product for 2006 called the SMS Reactor. The simulator is a downsized version of the current simulator, and has been designed to be more portable, mobile and affordable. The Company has an initial order from Burroughs and Chapin, and intends to complete the development and have the initial units completed in time for the International Association of Amusement Parks and Attractions (IAAPA) convention in at Atlanta in November, 2005. Management is optimistic about the prospects for the SMS Reactor in both fixed locations and in mobile environments, although it is too early to assure the success of the new product.

Overview of Financial Position and Results of Operations

During the nine months ended September 30, 2005, the Company had total revenues of $3,771,171 compared to $4,702,585 for the nine months ended September 30, 2004, a 19.8% decrease. Revenue from company store sales decreased by 48.02% as the company executed its revised business plan focusing on revenue share locations versus company owned locations. Offsetting the decline in total company store sales in the first nine months ending September 30, 2005 was a $1,141,381 positive swing in sales of simulators as compared to the first nine months ending September 30, 2004. During the nine months ended September 30, 2005, the Company recorded all or a portion of four sales transactions for fourteen simulators, and added a five simulator revenue share location in

Mentor, OH, a five simulator revenue share location in Burlington, VT, and a two simulator revenue share location in Sheffield, OH. During the period, the Company also leased a two simulators housed in a trailer, and leased two additional simulators that appeared as part of Daimler Chrysler's Dodge exhibit at the Frankfort Auto Show.

For the nine months ending September 30, 2005, sales declined 19.8% as compared to the nine months ending September 30, 2004. Operating expenses declined at an even faster rate, resulting in a 33.4%, or $360,911 decrease in the operating loss for the nine months ending September 30, 2005 as compared to the same period in 2004. Payroll expenses declined 34.75% or $817,166, and occupancy expense declined 40.6%, or $611,845, when comparing the first nine months of 2005 to the first nine months of 2004. As a result of the note payoffs the Company made early in the first quarter, 2005, interest expense decreased from $284,636 for the nine months ending September 30, 2004 to $159,752 for the same period in 2005. The net loss for the first three quarters of 2005 of ($719,121) was 33.4% lower than the ($1,080,032) loss for the same nine month period one year ago.

The Company's year over year financial results declined during the three months ending September 30, 2005. Although revenues decreased by $643,373 for the three months ending September 30, 2005 as compared to the three months ending September 30, 2004, cost of goods sold for the comparable periods decreased by only $60,816, and operating expenses decreased by only $201,993 during the three month period. The decline in revenue for the quarter was the result of several factors. First, company store sales declined by 26% because the Company started the quarter ending September 30, 2004 operating six stores, and converted three stores to Checker Flag Lightning revenue share sites by the end of the quarter. This compares to operating only two stores in the quarter ending September 30, 2005. Secondly, revenue share sales declined by 76% due the non-payment of revenue share payments by Checker Flag Lightning ("CFL"). The Company has been trying for over a year to work toward a long term agreement with the landlord of three of the ("CFL") revenue share sites, and CFL itself. CFL is the revenue share partner who took over a number of the Company owned stores in 2004. CFL has been reluctant to pay its revenue share payment to the Company until such a long term agreement is in place with this particular mall owner. As such, the Company has taken the conservative position that until an agreement is reached, it will record revenue share income from CFL at the time a payment is received by the Company. The Company last received a payment from CFL in August, 2005 for July's revenue share payment. Thirdly, the company sold most of the simulators it had under lease at September 30, 2004 to Race Car Simulation Corp. at the end of 2004. As such, revenue from leases declined by 80.13% from year-ago levels. Finally, the company's sales of simulators declined by 28.62% as last year saw the sale of the four simulators in Abu-Dhabi, while this year we recorded the partial sale of 6 simulators being installed in Myrtle Beach, South Carolina (see Note 3 of the Notes to the Consolidated Financial statements).

Partially offsetting the decrease in gross profit of $582,557 was the decline in year over year operating expenses by 15.62% or $201,993, resulting in a $380,564 operating profit reduction for the quarter ending September 30, 2005 over the quarter ending September 30, 2004. The decline in operating expenses is a direct result of the implementation of the company's revised business model, and is largely due to the closure, relocation, or conversion to a revenue share site of seven former company store locations. Payroll expenses declined 17.8% and occupancy expenses declined 15.9% when comparing the third quarter 2005 to the third quarter 2004. Interest expense for the three months ending September 30, 2005 was $47,784 as compared to $129,316 for the comparable quarter in 2004. The net loss for the quarter ending September 30, 2005 of ($291,176) was $299,031 more than the $7,855 profit for the same quarter one year ago.

Since inception on May 31, 2001 and through September 30, 2005, the Company has accumulated aggregate losses totaling ($7,144,907).

The Company's cash flow from operations deteriorated during the nine month period ending September 30, 2005 as compared to the comparable period in 2004. Cash generated from operations for the nine months ending September 30, 2005 declined by $315,000 to ($843,670) as compared to the ($528,670) during the same nine month period in 2004. During the first nine months of 2005, the cash requirements from the increases in accounts receivable ($188,014) and inventory ($63,061) and the decrease in accrued expenses ($173,725) were partially offset by the increase in accounts payable ($309,999). Additionally, deposits on simulator sales decreased by $457,787 due to the full or partial recording of four simulator sales transactions in the first nine months of the year. Cash flow from all sources (operations, investing activities and financing activities) was insufficient to fund the company during the nine months ending September 30, 2005, and resulted in a $1,247,265 reduction in the Company's cash position. This compares with $133,269 in cash used by all sources for the period ending September 30, 2004.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002 from the sale of Preferred Stock, $700,000 borrowed in March 2003, $604,000 in net proceeds borrowed between February 2004 and June 2004, $290,000 in net proceeds borrowed in June, 2005, $1.929 million received in the form of deposits for the placement of race car simulators in revenue share locations, or for the future purchase by third parties of race car simulators, and $1,382,614 by delaying payments to its vendors.


Review of Consolidated Financial Position

Cash and Cash Equivalents: The Company had $87,408 in cash and cash equivalents as of September 30, 2005 compared with $1,334,673 at December 31, 2004, a decrease of $1,247,265. This decrease in the company's position of cash during the first nine months of 2005 was due to the net loss of $719,121 sustained to date, and the reduction of customer deposits for simulator sales as the revenue from four installations was partially or fully recognized. Also contributing to the decline in the cash position was the increase in accounts receivable as detailed below, and the increase in fixed assets and inventory. At September 30, 2005, the Company had taken delivery of 21 new simulators, and has either installed or earmarked to install 18 of these simulators, leaving 3 available for future opportunities. The Company has also taken delivery of 18 refurbished simulators from closed or downsized sites, and has either installed or allocated 6 of these units to new sites, leaving 12 simulators for future opportunities. The Company also has 13 simulators at Elan in various stages of refurbishment.

During the nine months ended September 30, 2005, the Company used $1,123,701 of cash to purchase property and equipment relating to the construction in progress on the nine sites where simulators were installed, the two new sites where installations will be occurring and the Myrtle Beach site. Additionally, $810,766 of assets were either sold in four separate transactions, or were transferred from work in process to fixed assets.

Additionally, the company had a net use of cash of $90,660 to reduce its debt during the first nine months ending September 30, 2005 as compared to December 31, 2004. The debt reduction in the first nine months of 2005 was offset by an increase in the amount owed to an existing noteholder in the second quarter of 2005. Also, another noteholder completed the exercise of his option for 4,100,000 shares of company stock for full payment of the balance of his note. See further discussion under the "Liquidity and Capital Resources" section below.

Trade Accounts Receivable: At the nine months ending September 30, 2005, Checker Flag Lightning was behind on payments in the amount of $567,319. The Company has agreed to reduce the minimum revenue share payments from several of the Checker Flag stores, and Checker Flag has made payments covering June and July. At the time of this filing, basic terms have been agreed to for a long term solution with Checker Flag and with the owner of the malls where most of the Checker Flag Lightning stores are located. The details of such an agreement continue to be negotiated, and management believes a final agreement will be reached in the near future to the benefit of all parties, although there can be no assurance.

Inventory: At September 30, 2005, inventory increased by $63,061 from December 31, 2004 levels due primarily to the delivery of new and refurbished simulators from Elan Motorsports for deployment to new sites. Simulators in inventory increased by $86,142 from December 31, 2004 levels to $321,826 at September 30, 2005. The value of simulator inventory at September 30, 2005 was down $25,534 from the June 30, 2005 level, and down $103,368 from the March 31, 2005 level of $425,194. Merchandise inventory at September 30, 2005 of $11,166 also decreased as compared to the levels at prior quarter ends in 2005. The decreased levels of inventory are due primarily to the inability of the Company to restock its stores due to its cash flow performance. The company has reached an agreement with a third party to accept new merchandise inventory on consignment. The Company's cost will be the third party's cost, plus shipping expenses. With this arrangement, the Company expects to have its stores adequately stocked to take advantage of the Christmas buying season.

Notes Payable: Pursuant to the Note and Option Purchase Agreement and Security Agreement dated February 2, 2004 ("Agreement"), the Company issued notes bearing an interest rate of 9.6% payable in the total amount of $750,000. These notes were issued between February 2, 2004 and June 6, 2004. Each note came with an option to purchase common shares of the Company equal to the amount of notes purchased divided by the fair market value of the Company's stock on the date of issuance. The notes became due on February 2, 2005, and $260,000 of the notes was paid in full at that time. The note holder of an additional $344,000 of the notes has received $16,000 in cash and has exercised options granted with the note purchase for full payment of the notes per the terms of the Agreement. The conversion of the options to common stock occurred in the third quarter of 2005. The note holder of the final $146,000 in notes has agreed to extend the maturity date of their note to December 31, 2005, with the expiration of the accompanying option to February 1, 2006.

The value of the options was amortized to interest expense over their life which expired March 1, 2005. Amortization of option discount of $51,812 was included in interest expense for the nine months ended September 30, 2005.

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

Deposits on Simulator Sales: The Company records the sale of simulators using the percentage of completion method of accounting. The percentage of completion for any given sales contract is determined by the ratio of costs incurred to date to the total estimated cost for each site build. Costs incurred consist of purchased components, outside services, and outside contract labor cost. During the nine month period ending September 30, 2005, the Company recorded all or a portion of four simulator sales transactions based on the percentage of completion method of accounting. This activity resulted in the reduction of deposits on simulator sales of $457,787 to $1,116,191 as compared to the balance at December 31, 2004.

Other Liabilities: Accounts payable, accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends.


Review of Consolidated Results of Operations

During the nine months ended September 30, 2005, the Company had total revenues of $3,771,171 compared to $4,702,585 for the nine months ended September 30, 2004, a 19.8% decrease. Revenue from company store sales decreased by 48.02% as the company executed its revised business plan focusing on revenue share locations versus company owned locations. Offsetting the decline in total company store sales in the first nine months ending September 30, 2005 was a $1,141,381 positive swing in sales of simulators as compared to the first nine months ending September 30, 2004. During the nine months ended September 30, 2005, the Company recorded all or a portion of four sales transactions for fourteen simulators, and added a five simulator revenue share location in Mentor, OH, a five simulator revenue share location in Burlington, VT, and a two simulator revenue share location in Sheffield, OH. During the period, the Company also leased two simulators housed in a trailer, and leased two additional simulators that appeared as part of Daimler Chrysler's Dodge exhibit at the Frankfort Motor Show.

For the nine months ending September 30, 2005, sales declined 19.8% as compared to the nine months ending September 30, 2004. Operating expenses declined at an even faster rate, resulting in a 33.4%, or $360,911 decrease in the operating loss for the nine months ending September 30, 2005 as compared to the same period in 2004. Payroll expenses declined 34.75% or $817,166, and occupancy expense declined 40.6%, or $611,845, when comparing the first nine months of 2005 to the first nine months of 2004. As a result of the note payoffs the Company made early in the first quarter, 2005, interest expense decreased from $284,636 for the nine months ending September 30, 2004 to $159,752 for the same period in 2005. The net loss for the first three quarters of 2005 of ($719,121) was 33.4% lower than the ($1,080,032) loss for the same nine month period one year ago.

The Company's year over year financial results declined during the three months ending September 30, 2005. Although revenues decreased by $643,373 for the three months ending September 30, 2005 as compared to the three months ending September 30, 2004, cost of goods sold for the comparable periods decreased by only $60,816, and operating expenses decreased by only $201,993 during the three month period. The decline in revenue for the quarter was the result of several factors. First, company store sales declined by 26% because the Company started the quarter ending September 30, 2004 operating six stores, and converted three stores to Checker Flag Lightning revenue share sites by the end of the quarter. This compares to operating only two stores in the quarter ending September 30, 2005. Secondly, revenue share sales declined by 76% due to the sale of revenue share simulators that produced revenue for the Company in the third quarter of 2004, but were sold to Race Car Simulation Corp. on December 31, 2005, and due to the non-payment of revenue share payments by Checker Flag Lightning ("CFL"). The Company has been negotiating a long term agreement with the landlord of three of the ("CFL") revenue share sites, and CFL itself. CFL is the revenue share partner who took over a number of the Company owned stores in 2004. CFL has been reluctant to pay its revenue share payment to the Company until such a long term agreement is in place with this particular mall owner. As such, the Company has taken the conservative position that until an agreement is reached, it will record revenue share income from CFL at the time a payment is received by the Company. The Company last received a payment from CFL in August, 2005 for July's revenue share payment. Thirdly, the company sold the eight simulators it had under lease at September 30, 2004 to Race Car Simulation Corp. at the end of 2004. As such, revenue from leases declined by 80.13% from year-ago levels. Finally, the company's sales of simulators declined by 28.62% as last year saw the sale of the four simulators in Abu-Dhabi, while this year we recorded the partial sale of 6 simulators being installed in Myrtle Beach, South Carolina (see Note 3 of the Notes to the Consolidated Financial Statements).

Partially offsetting the decrease in gross profit of $582,557 was the decline in year over year operating expenses by 15.62% or $201,993, resulting in a $380,564 operating profit reduction for the quarter ending September 30, 2005 over the quarter ending September 30, 2004. The decline in operating expenses is a direct result of the implementation of the company's revised business model, and is largely due to the closure, relocation, or conversion to a revenue share site of seven former company store locations. Payroll expenses declined 17.8% and occupancy expenses declined 15.9% when comparing the third quarter 2005 to the third quarter 2004. Interest expense for the three months ending September 30, 2005 was $47,784 as compared to $129,316 for the comparable quarter in 2004. The net loss for the quarter ending September 30, 2005 of ($291,176) was $299,031 more than the $7,855 profit for the same quarter one year ago.

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

As of the filing of this Form 10-QSB, the net proceeds of $1,874,708 from the three sales transactions for the sale of 44 simulators to Race Car Simulation Corp. have been depleted. The Company believes that it has generated a significant interest in its simulators, and that some combination of revenue share agreements, lease agreements and simulator sales agreements with both the original simulator and the new SMS Reactor simulator will be sufficient to fund the daily operations of the business, although there can be no assurances. Additionally, the Company continues to seek manufacturing financing to fully implement the desired level of growth management believes its revised business model is capable of generating. The Company's ability to raise the desired financing will depend on many factors, but the Company intends to leverage the market value of its assets as collateral. Management believes the culmination of the recent negotiations with Checker Flag Lightning into an agreement allowing for cash flow to again be generated from the Checker Flag sites, combined with some combination of original simulator and new SMS Reactor simulator sales and the increased revenues that come from additional third party revenue share and lease agreements will allow the Company to maintain and increase positive EBITDA and regain profitability, although there can be no assurances.

Management is optimistic that the new SMS Reactor will be attractive to customers seeking a lower priced simulator with greater mobility and portability. The SMS Reactor is scheduled to debut at the 2005 IAAPA convention in mid-November, 2005, in time for 2006 installations. Management is also encouraged by the initial interest in, and for the potential profitability of, the mobile application of the new SMS Reactor, although there can be no assurances.

On December 31, 2004, March 31, 2005 and April 15, 2005, the Company entered into three Asset Purchase Agreements pursuant to which it sold forty-four (44) of its race car simulators that were located in existing revenue share locations, or have been installed in new revenue share sites. While this transaction generated an aggregate purchase price of $2,856,600, it also depleted monthly revenue share payments to the Company generated by the simulators that were sold. Management intends to contract with revenue share partners and install simulators within its inventory to replenish the cash flow lost from 34 of the 44 simulators that were sold in a timely manner, although there can be no assurances. To this end, the Company has installed a five simulator site in Burlington, VT, a five simulator site in Mentor, OH, a two simulator site in Sheffield, OH, and has delivered a two simulator trailer to a lessee. The Company has also configured two simulators for lease that were part of the Dodge exhibit at the Frankfort Motor Show, and are expected to be part of the Dodge exhibit at future auto shows throughout Europe. Eleven additional simulators in three new locations are scheduled for installations pursuant to either revenue share, lease or purchase agreements.

During the nine months ended September 30, 2005, the operating activities of the Company used net cash of $843,670 compared to net cash used of $528,670 for the comparable period in 2004. The cash requirements from the increases in accounts receivable and inventory were partially offset by the increase in accounts payable. Additionally, deposits on simulator sales decreased due to the recording of four simulator sales transactions in the period ending September 30, 2005.

During the nine months ended September 30, 2005, the Company used $312,935 of cash in investing activities compared with $158,599 of cash used in investing activities during the comparable period in 2004. The purchases in property and equipment relates primarily to the construction in progress on the nine sites where new simulators were installed in the first nine months of 2005, the two new sites where installations are currently occurring and the Myrtle Beach site. Additionally, $810,766 of assets were either sold in four separate transactions, or were transferred from work in process to fixed assets.

During the nine months ended September 30, 2005, the Company used $90,660 of net cash in financing activities, compared with the $554,000 the Company generated in the comparable period in 2004. As detailed above, the Company repaid a portion of its debt obligations during the nine month period ending September 30, 2005, but also borrowed an additional $300,000 during the same period. Additionally, the Company negotiated a settlement with one of its landlords for the payment of rent in arrears over a 12 month period. The settlement amount was transferred from accrued expenses to notes payable.

The Company's current debt financing includes the extension of $350,000, plus the addition of $300,000 of the Secured Bridge Notes and Warrants initiated in March of 2003 until December 31, 2005, and an extension of a Note and Option Agreement of $146,000 until December 31, 2005.

As of September 30, 2005, the Company had cash and cash equivalents totaling $87,408 compared to $1,334,673 at December 31, 2004. Current assets totaled $1,071,681 at September 30, 2005 compared to $2,058,820 on December 31, 2004.
Current liabilities totaled $3,897,310 on September 30, 2005 compared with $4,618,647 on December 31, 2004. As such, these amounts represent an overall decrease in working capital of $265,802 for the nine months ending September 30, 2005.

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

                                     PART II

Item 1.  Legal Proceedings

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. As of September 30, 2005 and as of the filing of this Interim Report on Form 10-QSB, the Company is not aware of any material legal actions directed against the Company.

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

                               INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

Date: November 16, 2005        By:    /s/ William R. Donaldson
                               -----------------------------------------------
                               William R. Donaldson
                               Chairman of the Board and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: November 16, 2005        By:   /s/ William R. Donaldson
                               ----------------------------------------------
                               William R. Donaldson
                               Chairman of the Board and Chief Executive Officer
                               (Principal Executive Officer)

Date: November 16, 2005        By:   /s/ William R. Donaldson
                               -----------------------------------------------
                               William R. Donaldson
                               Chairman of the Board and Chief Executive Officer
                               (Principal Financial Officer)

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