Form 10KSB
period 2005-12-31
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2006-03-30
CIK 1115551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended
                                December 31, 2005

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


Indicate by checkmark whether the Issuer: (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [x] No [] (2) Yes [x] No []

Issuer's Revenues for its most recent fiscal year: $5,413,519

As of March 22, 2006, the aggregate market value of the voting stock held by non-affiliates of the Issuer, 44,220,406 shares, was $1,768,816. The market value of Common Stock of the Issuer, par value $0.0001 per share, was computed by reference to the average of the closing bid and asked prices of one share on such date which was $0.04.

The number of shares of the issuer's Common Stock, par value $0.0001 issued and outstanding as of March 22, 2006, was 93,769,177.

                        Exhibit Index located on Page 47

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

                                                                          Page
Section                                                                  Number
-------------------------------------------------------------------------------

BASIS OF PRESENTATION.......................................................4

                                     PART I

Item 1.    Description of Business..........................................5
Item 2.    Description of Properties........................................9
Item 3.    Legal Proceedings................................................9
Item 4.    Submission of Matters to a Vote of Security Holders..............9

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters........10
Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................11
Item 7.    Financial Statements and Notes to Financial Statements
              Report of Independent Registered Public Accounting Firm......19
              Consolidated Balance Sheet at December 31, 2005 .............20
              Consolidated Statements of Operations for the Years
                Ended December 31, 2005 and December 31, 2004..............22
              Consolidated Statements of Changes in Shareholders'
                Equity for the Years Ended December 31, 2005 and
                December 31, 2004..........................................23
              Consolidated Statements of Cash Flows for the Year
                Ended December 31, 2005 and December 31, 2004 .............24
              Notes to Consolidated Financial Statements...................26

Item 8.    Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure ............................39
Item 8A.   Controls and Procedures.........................................39

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and
           Control Persons.................................................40
Item 10.   Executive Compensation..........................................41
Item 11.   Security Ownership of Certain Beneficial owners
           and Management..................................................42
Item 12.   Certain Relationships and Related Transactions..................43
Item 13.   Exhibits and Reports on Form 8-K................................44
Item 14.   Principal Accountant Fees and Services..........................44


SIGNATURES     ............................................................46

EXHIBITS       ............................................................47

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

As Perfect Line had revenues, operations, and business activity, for financial reporting purposes, Perfect Line is considered the acquirer, and therefore the predecessor, and the Company is considered the acquiree for accounting and reporting purposes. Due to the fact that the merger is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. The operations of Interactive Motorsports and Entertainment Corp. have been included in consolidation from August 2, 2002 until December 31, 2005.

All information in this Form 10-KSB is presented from the perspective of Interactive Motorsports and Entertainment Corp. and its subsidiary Perfect Line and not from the perspective of PIH.

                                     PART I

ITEM 1. Description of Business
-------------------------------

Overview
--------

Interactive Motorsports and Entertainment Corp. ("IMTS" or the "Company"), an Indiana corporation, through its wholly owned subsidiary, Perfect Line, Inc., is a world leader in race simulation. The Company is in the business of manufacturing and then selling, revenue sharing or leasing race car simulators to contracted parties in malls, amusement parks, family entertainment centers, casinos and auto malls and mobile fan interactive experiences. Under licenses from America's fastest growing sport, NASCAR, simulator customers experience driving in a NASCAR race car that simulates the motion, sights and sounds of an actual NASCAR event. The Company owns and operates NASCAR Silicon Motor Speedway racing centers at the Mall of America in Minneapolis, MN, and at Universal CityWalk in Hollywood, CA, where racing on 12 simulators and NASCAR merchandise are sold at each site.

The Company currently has two versions of race car simulators, the SMS and the Reactor, and in marketing these two products it leverages its strategic relationships and proprietary assets, which include (a) sophisticated racing simulation technology (including 2 patents), (b) an exclusive licensing agreement with NASCAR, and (c) license agreements with other racing entities including race tracks, race teams, and race sponsors to offer a unique and affordable race simulation experience.

For the year ended December 31, 2005, the Company's racing centers, leased and revenue share simulators and sold simulators generated revenue of approximately $5.414 million. Management has transitioned the Company's business model from an owned and operated, mall-based racing center concept to a simulator purchase, revenue share or leasing business, with the owner of the purchased simulators required to enter into an ongoing license and maintenance agreement. The Company now offers two simulator products, both using the proprietary software and motion platform, but each offering different features and different price points. The Company plans to offer territories for operators of its new Reactor Mobile Experience (48 foot trailer with 4 Reactors installed).

Major Agreements: During 2005, the Company entered into lease and revenue share agreements as well as entered into transactions for the sale of the original ("SMS") simulators and the new Reactor and Reactor Mobile Experience simulators. On December 31, the Company entered into an asset purchase agreement and long term note agreement with Checker Flag Lightning whereby the 28 simulators within three Mills Corporation mall stores were sold in exchange for the Mills releasing Perfect Line of all past, current and future obligations.

Perfect Line's race simulators, including those owned by Race Car Simulation Corp., are currently featured in the following locations.

Locations
---------

Company Owned (24 Simulators):

         Location                   Market            Sq. Ft.        Simulators
1)   Mall of America             Minneapolis, MN      5,899           12 SMS
2)   Universal CityWalk          Los Angeles, CA      5,000           12 SMS

Revenue Share (72 Simulators):

         Location                   Market            Sq. Ft.        Simulators
1)   Mall of Georgia             Atlanta, GA          5,895            8 SMS
2)   Riverchase Galleria         Birmingham, AL       6,188            8 SMS
3)   Jordan Creek Town Ctr       Des Moines, IA       4,000            8 SMS
4)   NASCAR SpeedPark            Sevierville, TN      1,584            6 SMS#
5)   NASCAR SpeedPark            St. Louis, MO        1,496            6 SMS#
6)   NASCAR SpeedPark            Toronto, Canada      1,500            6 SMS#
7)   NASCAR SpeedPark            Myrtle Beach, SC     1,600            6 SMS#
8)   Playcenter (b)              Sao Paulo, Brazil    1,000            4 SMS*
9)   Burdick Driver's Village    Syracuse, NY         3,472            8 SMS#
10)  Bass Pro Outdoor            Harrisburg, PA         500            2 SMS
11)  Bass Pro Outdoor            Clarksville, IN        750            3 SMS
12)  University Mall             Burlington, VT       3,700            5 SMS
13)  Bass Pro Outdoor (a)        Springfield, MO        500            2 SMS
            a.   Scheduled to open Q2
            b. Scheduled to open TBD

Mobile Unit Leases (16 Simulators):

1)   Nextel Mobile Experience      2004-06 NASCAR Nextel Cup
                                   series events                       6 SMS#
2)   Perfect Line/NTI Experience   Mobile Experience                   2 SMS
3)   Nextel Mini Experiences       Nextel regional marketing           6 SMS#
4)   DaimlerChrysler               European Auto Shows                 2 SMS

Sales of Simulators (74 Simulators):

      ___Buyer___              _____Market____                 Simulators
1)   Roltex                 Moscow, Russian Federation           8 SMS*
2)   Tonne Mgmt             Wisconsin Dells, WI                  4 SMS*
3)   Ft. Gordon             Ft. Gordon, GA                       2 SMS
4)   I-Vision Tech.         Abu Dhabi, UAE                       4 SMS
5)   I-Vision Tech.         Abu Dhabi, UAE                       2 SMS
6)   Fun City               Burlington, IA                       1 SMS*
7)   DaimlerChysler         US Auto Shows in 2006                2 SMS*
8)   NASCAR Speedpark       Concord, NC                          4 Reactors*
9)   Opry Mills             Nashville, TN                       10 SMS
10)  Gurnee Mills           Chicago, IL                          6 SMS
11)  Concord Mills          Charlotte, NC                       12 SMS
12)  H&H Motorsports        Boone, NC                            4 Reactors
13   Gate A Sports          Cleveland, OH                        5 SMS
14)  Skycoaster of Florida  Kissimmee, FL                        6 SMS
15)  Vacationland F.E.      Brainerd, MN                         4 SMS*

# Denotes assets sold to Race Car Simulation Corporation with no current revenue stream to Company
* Denotes that simulators are not yet installed

The balance of the 192 SMS simulators buit since inception are at the Company's warehouse or Elan Motorsports Technologies where they are built.


Pricing
-------

In a typical racing center, an individual race typically costs $8.50-$9.00 and quantity discounts are offered with purchases of multiple races. Customers pay an average of $25 per hour to use a simulator during leagues and competitions. Depending on the program or package, the targeted yield for group sales averages between $300 and $800 per hour for the use of the entire racing center. Prices of merchandise range from $16 for a hat up to $200 for high-end leather jackets. Prices for the die-cast and collectable cars range between $15 and $65. The Company's owned locations provide the only means to generate revenues from merchandise sales. The Company does not receive any payments from the revenue share sites for merchandise sales.

In revenue share locations, the revenue share partner provides the space and the labor, and the Company provides the simulators and the license to use the software that operates the simulators. The revenue share split varies, but is usually in the range of 60-65% to revenue share partner, and 35-40% to Company. The Company typically requires a minimum guarantee per simulator of $20,000-$25,000 per year for the SMS simulator, and lower minimums are expected for the new Reactor simulators.

Lease agreements are typically one year flat fees, and the pricing depends upon the number of uses per year.

Pricing for the sale of simulators varies between the age and usage of the simulators. A new SMS sold domestically is priced at $95,000, and refurbished SMS simulators sold domestically range from $65,000-$80,000. International sales can be 20-30% higher due to the added work that is required for use in other markets.

History
-------

NSMS  racing   centers   were   originally   owned  and   developed  by  Silicon
Entertainment, Inc. ("SEI"). SEI opened its first site in August 1997 at the Mall of America in Bloomington, Minnesota, the largest mall in the United
States. SEI raised large sums of initial capital, of which, according to SEI internal documents, approximately $6.5 million was utilized to create its proprietary software technology and approximately $25 million was utilized to produce approximately 170 SMS simulators and complete the build-out of 15 stores in high traffic malls. SEI was unable to secure additional long term financing to support its capital expansion, and was liquidated through Chapter 7 bankruptcy in April 2001. Perfect Line's assets were primarily acquired from creditors of SEI. As a result of SEI's bankruptcy, Perfect Line was able to purchase the assets of SEI at a price substantially below SEI's cost.

Perfect Line, LLC, a predecessor to Perfect Line, Inc., initially tested the mall-based business model by re-opening 12 of the SEI racing centers, which utilized 136 of the SMS simulators, between July 2001 and August 2002. The Company then warehoused 32 SMS simulators for future deployment and 2 SMS simulators were used for research and development purposes at the Company's technology center in Santa Clara, California. The proprietary technology includes two U.S. Patents, which combine to create what management believes to be one of the world's most realistic simulations of the sights, sounds and motions experienced by driving in an actual NASCAR race. The patented motion-based platform that the racecar simulator is mounted on is among the other assets that were acquired and licensed as part of the SEI asset purchase.

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

In July of 2003, management began the process of revising the Company's business model, changing the focus from the inherited Company owned and operated mall-based racing centers to revenue share, lease and purchased simulators for mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc. and mobile lease programs such as the Nextel Experience and the DaimlerChrysler auto show exhibits. After testing the assignment of one mall lease to Checker Flag Lightning ("CFL") of Granville, Michigan in November of 2003, the Company assigned an additional six (6) mall leases to CFL in March of 2004. The business model change resulted in the Company's first quarterly operating profit for the quarter ending September 30, 2004, and first quarterly net profit for the quarter ended December 31, 2004.

While the Company was began to earn profits by late 2004, management decided it was necessary to generate cash to reduce debt and secure growth capital As a result, on December 31, 2004 and on March 31 and April 15, 2005, the Company entered into three Asset Purchase Agreements pursuant to which it sold a total of forty-four (44) of its existing race car simulators in revenue producing sites to Race Car Simulation Corporation ("RCSC"), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP ("Dolphin") for an aggregate purchase price of $2,856,600. While these transactions reduced debt and allowed the Company to begin building new simulators, it also reduced cash flow by approximately
$1,000,000 on an annual basis until the Company could activate another 44 simulators into the market on a revenue share basis. This, coupled with the fact that Checker Flag Lightning stopped paying on its revenue share agreements (approximately $1,000,000 annually) created cash flow issues for the Company during 2005. The sale of SMS simulators during this period helped to offset the cash flow problem.

The Company's Current Operations, Recent Developments and Plan for the Future
-----------------------------------------------------------------------------

The Company's goal is to be the world leader in experiential simulation. The Company is initially leveraging its internationally unique, proprietary race car simulation technology with domestic focus on the NASCAR experience. The Company believes that this can be done profitably through a combination of owned and operated racing centers, third party revenue share locations (family entertainment centers, amusement parks, casinos, auto malls, etc.), mobile unit sales and leases and the domestic and international sales of its race simulator products.

NASCAR racing is currently the #1 spectator sport in America. The Company has an exclusive license agreement with NASCAR for location-based entertainment, which includes the right to use the NASCAR name within the Silicon Motor Speedway logo, on racing center signage, within collateral sales materials, on the NSMS web site, and within the NSMS racing simulator software. The Company has also secured licenses with many popular racetracks in the United States, and the cars driven by many of the race fans' favorite Nextel Cup teams and drivers, ranging from established stars such as Dale Earnhardt, Jr., Tony Stewart and Jeff Gordon, to rising stars like Kasey Kahne and Jimmie Johnson. These licensing agreements and the use of NASCAR related identities and marks provide immediate name recognition, credibility, and authenticity to the experience.

The Company has integrated these license agreements with sophisticated proprietary racing simulator technology to create one of the world's leading race car simulations. Simulator races take place on famous NASCAR Nextel Cup racetracks such as Daytona International Speedway, Indianapolis Motor Speedway, Lowe's (Charlotte) Motor Speedway, Atlanta Motor Speedway, Bristol Motor Speedway, and Richmond International Raceway.

The Company first tested the revenue share business model with the Burroughs and Chapin Company of Myrtle Beach, South Carolina, by installing 6 simulators at their Smokey Mountain NASCAR SpeedPark in April of 2003 Revenue share locations provide the Company the opportunity to install simulators in existing or planned entertainment venues and share proportionately in the sales generated with owner-operators. The Company provides the simulators at cost (expected to be financed through a third party leasing firm, although no agreements have been reached) and the host organization (owner-operator) provides the space, required site build-out, and day-to-day operations staffing. Minimum revenues are typically guaranteed to the Company within the revenue share agreements.

At the 2004 Daytona 500, Nextel debuted The Nextel Experience, a mobile fan interactive experience that features six of the Company's race simulators. The Nextel Experience continues to have a prominent location at each of the NASCAR Nextel Cup events, and , Nextel is also leasing an additional three mini mobile experiences that they use for promotional events around the country, each featuring two of the Company's simulators. The Company also has sold and leased simulators to DaimlerChrysler for their domestic and international trade show exhibits, and the Dodge division takes 2 of the Companies simulators to selected NASCAR events.

In November of 2005, the Company introduced a prototype of the new Reactor simulator at the International Association of Amusement Parks and Attractions (IAAPA) convention in Atlanta. The Reactor features a smaller footprint (5 feet wide and 7.5 feet long) allowing for more simulators per square foot and thus greater throughput per hour. The Reactor is also on casters and collapses to a 3 foot wide unit so that it can be rolled into conference rooms, retail locations, race suites, trade shows, etc. Using the same software and game experience as in the SMS simulators, the Company reduced the size of the patented motion platform for the Reactor and reduced the number of projectors from three to two. The Reactor can be plugged into standard 110 power, and does not require 3 phase power as does the SMS. Both the lease price and purchase price of the Reactor are substantially lower than the SMS. Management believes that the combination of greater mobility, portability and lower price points will broaden the market for simulator purchases and leases, although there can be no assurances.

In February of 2006, the first Reactor Mobile Experience was introduced at Daytona Beach, Florida surrounding the Daytona 500 events. Four Reactor simulators were installed into a 48 foot Featherlite car trailer that can be towed by a 2-ton pickup truck. Under a newly developed License, Maintenance and Operating ("LMO") agreement, management is now seeking operators for Reactor Mobile Experiences within specific territories around the country. Under terms of the LMO agreement, the Company administers the event contracts, and pays the operator a percentage of the revenues from event bookings and sponsorships associated with the events. Management believes that taking this relatively low cost experience to large crowds (sporting events, trade shows, festivals, etc.) and to corporate retail sites (big box retailers, restaurants, auto dealers, etc.) is an attractive business model for future growth, although there can be no assurance.

At December 31, 2005, the Company had built 21 new SMS simulators, and an additional 30 SMS simulators had been refurbished at Elan. Subsequent to December 31, 2005, the Company has built or is in the process of building 8
Reactor  simulators,  4  of  which  have  been  installed  in a  Reactor  Mobile
Experience.

The Company has made several technological improvements to the simulation in recent years, resulting in an enhanced racing experience. Two popular racetracks, Bristol and Indianapolis, were introduced to the simulation experience late in 2002 and early in 2003. MySpeedway was introduced in 2003 on IMTS's website (www.smsonline.com) that allows customers to find their recent lap times, and analyze their results to improve their performance by comparing their times to those of other racers throughout the country. Car parameters were also introduced in 2003 allowing racers to set up their cars to their personal preferences. Adjustable parameters include traction control, anti-lock brakes, spoiler angle, steering ratio, front anti-roll bar, engine, transmission gearing, and rear end ratio. The operating system has been updated to a Linux platform, and beginning in 2006 is available as an upgrade to race simulator operators. The new operating system is incorporated in the new Reactor simulators, and will be incorporated into all future SMS simulators. The new platform allows for each simulator to operate on one computer as compared to six, and allows for improved graphics and game features as they are introduced in the future. New and improved projector technology has also been designed into all future SMS and Reactor simulators.

Management is currently discussing with potential customers the opportunity to expand its patented motion platform to full size passenger vehicles, and creating customized experiences for each vehicle. This opportunity will likely begin with trade show experiences, and then grow to local markets from there, although there can be no assurance.

ITEM 2. Description of Properties
---------------------------------

The Company is headquartered at 5624 West 73rd Street in Indianapolis, Indiana where the Company leases approximately 4,800 square feet. The facility consists primarily of office and storage areas and is leased from an unrelated third party. The headquarters' lease expires September 14, 2006. The Company also maintains an engineering office at 2065 Martin Avenue in Santa Clara, California where it leases approximately 1,800 square feet of office space. The engineering office is currently a month to month lease. In addition, the Company has a warehouse in Concord, North Carolina that is also currently on a month to month lease. The Company believes its headquarters and engineering space is adequate for the present time and is reviewing options for relocating or extending its leases at these locations.

The two NASCAR Silicon Motor Speedway racing centers owned and operated by the Company are:

                                                             Square
         Location                   Market                   Footage

    Mall of America            Minneapolis, Minnesota         5,899
    Universal CityWalk         Los Angeles, California        5,067


ITEM 3. Legal Proceedings
-------------------------

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. While waiting for a response to a payment plan proposed by Perfect Line to the Mall of America landlord (MOAC Mall Holdings, LLC), Perfect Line received an eviction summons from the landlord on February 16, 2006. Perfect Line has since contacted the landlord and the parties have agreed to terms for a stipulation agreement whereby Perfect Line will sign a promissory note totaling $294,642 payable in five (5) quarterly installments, the first of which has already been paid. The agreement and note are being drafted and are expected to be signed by the end of March, 2006. As of the filing of this Annual Report on Form 10-KSB, the Company is not aware of any other material legal actions directed against the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None, not applicable.

                                     PART II


ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
-------------------------------------------------------------------------

Dividend Policy
---------------

To date, the Company has not paid dividends on its common stock. The payment of dividends, if any, is within the discretion of the Board and will depend upon the Company's earnings, capital requirements and financial condition, and other relevant factors. The Board does not intend to declare any dividends in the foreseeable future.

Holders of Record
-----------------

As of March 22, 2006 there were approximately 296 holders of record of our Common Stock consisting of 93,769,177 shares issued and outstanding. The number of holders of record was calculated by reference to reports from the Company's stock transfer agent.

Share Price History
-------------------

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

                                                Common Stock Price
     Quarter Ended                High                 Low                Close

     March 31, 2004               .24                 .09                 .10
     June 30, 2004                .14                 .05                 .07
     September 30, 2004           .07                 .04                 .05
     December 31, 2004            .09                 .05                 .07
     March 31, 2005               .12                 .05                 .06
     June 30, 2005                .09                 .06                 .07
     September 30, 2005           .07                 .03                 .04
     December 31, 2005            .04                 .02                 .02

Issuance of Securities
----------------------

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

Between February and June, 2004, the Company sold a series of notes collectively referred to as the 2004 Note and Option Purchase Agreement in the total amount of $750,000. The Agreement also involved the issuance of options for approximately 6,904,395 common shares. The options had a strike price equal to the closing price of IMTS stock on the date the note was purchased, which ranged from $.08 to $.21 per share. 2,804,395 of the options expired on March 1, 2005, and 4,100,000 options were execised for repayment of the note per the terms of the 2004 Note and Option Purchase Agreement.

On December 31, 2004, the Company entered into an Asset Purchase Agreement pursuant to which it sold thirty-four (34) of its existing race car simulators to Race Car Simulation Corporation ("RCS"), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP ("Dolphin"). The transaction also included the sale of warrants to Dolphin for the purchase of 5,161,500 shares of common stock. The warrants have a strike price of $.10 per share, and expire on 12/31/2009. The transaction also required the payment of $84,000 and the issuance of warrants for 150,000 shares of common stock to Northeast Securities for their services in the transaction. The warrants also have a strike price of $.10 per share, and expire on 12/31/2009. At December 31, 2005, none of these warrants had been exercised.

On March 31, 2005, the Company entered into an Asset Purchase Agreement pursuant to which it sold four (4) of its existing race car simulators to Race Car Simulation Corporation ("RCS"), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP ("Dolphin"). The transaction also included the sale of warrants to Dolphin for the purchase of 1,080,000 shares of common stock. The warrants have a strike price of $.10 per share, and expire on 3/31/2010. At December 31, 2005, none of these warrants had been exercised.

On April 15, 2005, the Company entered into an Asset Purchase Agreement pursuant to which it sold six (6) of its existing race car simulators to Race Car Simulation Corporation ("RCS"), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP ("Dolphin"). The transaction also included the sale of warrants to Dolphin for the purchase of 900,000 shares of common stock. The warrants have a strike price of $.10 per share, and expire on 4/15/2010. At December 31, 2005, none of these warrants had been exercised.

In 2005, a total of 953,267 shares of common stock were issued per the terms of the 2003 Bridge Notes.

In 2005, a total of 1,000,000 shares of common stock were issued for services rendered.

In 2005, a total of 4,100,000 shares of common stock were issued upon conversion of 2004 Note and Option Purchase Agreement.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------

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

Overview
--------

The Company generated its first quarterly operating profit in the third quarter of 2004, and its first quarterly net profit in the fourth quarter of 2004. Since inception on May 31, 2001 and through December 31, 2005, the Company has accumulated aggregate losses totaling $(7,113,517), which includes the net loss of $(560,460) for the twelve months ended December 31, 2005, the net loss of $(118,402) for the twelve months ended December 31, 2004, and the net loss of $(6,434,655) for the period from inception to December 31, 2003.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002 from the sale of Preferred Stock, $700,000 borrowed in March 2003, $604,000 in net proceeds borrowed between February 2004 and June 2004, $1.257 million received in the form of deposits for the placement of race car simulators in revenue share locations, or for the future purchase by third parties of racecar simulators, and $769,147 by delaying payments to its vendors. See further discussion under "Liquidity and Capital Resources" and "Risk Factors" below.

During the twelve months ended December 31, 2005, the Company had total revenues of $5,413,519 compared to $6,944,563 for the twelve months ended December 31, 2004. The December 31, 2004 asset sale to Race Car Simulation Corp. referenced above contributed approximately $1.2 million to 2004 revenues. The 22.02 % decrease in revenue is due primarily to the final implementation of the Company's revised business model during 2005. All but two of the Company store locations at December 31, 2005 had been converted to Checker Flag Lightning, Inc. revenue share locations, or closed as part of the Company's ongoing strategy of extracating itself from long-term leases. Revenue share and leasing revenue was primarily impacted by the sale of 44 revenue producing simulators at the end of 2004 and early 2005. Revenue was further impacted by the non-payment of revenue share income by the Checker Flag organization, This resulted in the Company experiencing cash flow shortages sufficient to hampered its ability to replenish its stock of merchandise inventory and also to replace the simulators sold, and the associated revenue, with new revenue producing simulators in new locations.

Review of Consolidated Financial Position
-----------------------------------------

Cash and Cash Equivalents: The Company had $353,180 in cash and cash equivalents as of December 31, 2005 compared with $1,334,673 at December 31, 2004, a decrease of $981,493. This decrease in cash for the year ended December 31, 2005 relates principally to the December 31, 2004, and March and April 2005 sale of a total of 44 simulators and its associated reduction of $1,000,000 in annual revenue share and lease payments. Also impacting cash was the net repayment of $431,500 in loans, the default of Checker Flag Lightning in the payment of its revenue share payments, and the $389,384 of investment in new revenue share locations.

Trade Accounts Receivable: The balance at December 31, 2004 of $428,726 decreased by $216,570 in 2005 to $212,156. Trade accounts receivable is primarily revenue share and credit card receivables. The decrease is attributable to the reserve the Company established due to the default of Checker Flag Lightning in the payment of its revenue share payments.

Inventory: At December 31, 2005, inventory of $208,453 consisted of merchandise inventory of $7,763 and simulator inventory of $200,690. In addition, the inventory has a very conservative $5,000 reserve against it. Merchandise inventory decreased by $19,536 from December 31, 2004 due primarily to the conversion of company store sites to revenue share sites, thus reducing the outlets from which the Company sells merchandise from nine to two. Merchandise inventory was also the victim of priorities as the Company sought to make maximum use of its tight cash flow by deploying all available cash toward new revenue share and sales opportunities. At December 31, 2005 simulator inventory available for placement in new revenue share sites, or available for sale, totaled three new simulators and nine refurbished simulators resulting from our agreement with Elan Motorsports Technologies.

Accounts Payable: The balance of accounts payable of $925,761 at December 31, 2005 represents an increase of $506,946 from the balance at December 31, 2004 of $418,815. This increase is primarily attributable to the cash flow shortfalls the Company experienced resulting in the Company's reliance on trade credit to help fund its operations.

Accrued Liabilities: The balance at December 31, 2004 of $1,158,929 decreased by $779,108 in 2005 to $379,821 due primarily to sale of simulators located in the Mills Corporation malls to Checker Flag Lightning. The sale eradicated $571,000 of back rent due the Mills Corporation. Also driving the decrease was the reduction of accruals for warranty expenses on sold simulators, as the one year warranty on a number of sold simulators either expired. or reduced to a shareing of warranty related expenses.

Notes Payable: On March 7, 2003, the Company entered into a short term financial agreement (the Secured Bridge Notes) whereby the Company borrowed $700,000 for working capital purposes. The Agreement also involved the issuance of warrants for 2,941,176 common shares. The warrants had a strike price of $0.17, and expired on June 30, 2004.

Two of the four Secured Bridge Notes continue to maintain a balance totaling $650,000, of which a net $100,000 in new funds were advance in 2005. One of the four Secured Bridge Notes dated March, 2003 was paid in full in 2004, and another of the notes, along with an additional Company obligation, was transferred to a third party controlled by a major Company shareholder and rolled into the 2004 Note and Option Purchase Agreement described below.

Between February and June, 2004, the Company sold a series of notes collectively referred to as the 2004 Note and Option Purchase Agreement in the total amount of $750,000. These notes generated $604,000 in cash, while $146,000 of the notes were the result of a transfer to a third party controlled by a major Company shareholder of a prior company obligation under the Secured Bridge Notes described above. The Agreement also involved the issuance of options for approximately 6,904,395 common shares. The options had a strike price equal to the closing price of IMTS stock on the date the note was purchased, which ranged from $.08 to $.21 per share. 2,804,395 of the options expired on March 1, 2005, while the remaining 4,100,000 options were exercised for repayment of the Note per the terms of the 2004 Note and Option Purchase Agreement.

Other Liabilities: Accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends. At December 31, 2005, the payroll accrual was approximately two weeks payroll. Gift certificates at December 31, 2005 decreased by $20,264 compared to December 2004. This decrease can be attributed to the reduction in the number of company locations from which gift certificates are sold and redeemed.

Review of Consolidated Results of Operations
--------------------------------------------

Sales for the twelve months ended December 31, 2005 were $1,531,044 lower than for the 12 month period ending December 31, 2004 due primarily to the final implementation of the Company's revised business model during 2005. All but two of the Company store locations at December 31, 2003 have been converted to Checker Flag Lightning, Inc. revenue share locations, or closed as part of the Company's ongoing strategy of extracating itself from long-term leases. Revenue share and leasing revenue was primarily impacted by the sale of 34 revenue producing simulators at the end of 2004. Revenue was further impacted by the non-payment of revenue share income by the Checker Flag organization, This resulted in the Company experiencing cash flow shortages sufficient to hampered its ability to replenish its stock of merchandise inventory, and also impacted the Company's ability to replace the simulators sold, and the associated revenue, with new revenue producing simulators in new locations.

The resultant reduction in revenue from store sites and revenue share locations was offset in part by sales of simulators to third party operators. During 2005, the company recorded the sale or partial sale of 45 simulators in 6 transactions totaling approximately $2.4 million,as compared to the approximately $1.5 million generated by the sale of 38 simulators in 2 transactions in 2004.

Operating expenses for the year ended December 31, 2005 declined by approximately 22% from the period ending December 31, 2004. These expenses represented approximately 90% of net sales and approximately 88% for the comparable period in 2004. Final implementation of the Company's revised business model resulted in a reduction in operating expenses of approximately $1.4 million, with reductions occurring primarily in payroll of $0.9 million and occupancy costs of $0.4 million. as the Company either converted company owned stores to revenue share locations, or closed locations with sub-par performance.

Additionally, interest expense declined by approximately $199,027 as the Company paid off the 2004 notes in the first quarter of 2005. Additionally, most of the value of the warrants associated with the 2004 notes were amortized in 2004, thus increasing interest expense in that year.

EBITDA of $7,354 for the period ending December 31, 2005 decreased dramatically as compared to EBITDA of $695,349 for the period ending December 31, 2004. This decline in performance is directly attributable to the size of the loss generated by the Company in 2005 as compared to 2004.

Qualitative and Quantitative Disclosures of Market Risk
-------------------------------------------------------

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

Critical Accounting Policies
----------------------------

The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to Consolidated Financial Statements for the year ended December 31, 2005 included in Item 7 in this Form 10-KSB. The Company has consistently applied these policies in the year ended December 31, 2005. Management does not believe that operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Internal Controls
-----------------

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

Liquidity and Capital Resources
-------------------------------

The various sources of funds available to the Company are receipts from revenue share sites, payments on leased simulators, receipts collected on the sale of simulator assets, deposits collected on future sales or revenue share sites, and from customers in our company owned stores for simulator rides and merchandise sales, proceeds from equity offerings including the $2,610,050 received in August 2002, loans from related parties including net proceeds of $687,500 received in March, 2003, and net proceeds received between February 2004 and June 2004 totaling $604,000, $122,500 in loan proceeds form the sale of the 2005 Notes between October and Novemebr, 2005, credit extended by vendors, and possible future financings.

In July of 2003, management revised the Company's business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.) and mobile lease programs such as the Nextel Experience, and simulator purchases. Without the burden of occupancy costs and labor costs, the Company realized its first quarterly profit for the quarter ending September 30, 2004, and its first quarterly net profit for the quarter ended December 31, 2004.

On December 31, 2004, and again on March 31 and April 15, 2005, the Company entered into an Asset Purchase Agreements pursuant to which it sold a total of forty-four (44) of its race car simulators to Race Car Simulation Corporation ("RCSC"), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP ("Dolphin") for an aggregate purchase price of $2,856,600.

During the year ended December 31, 2005, the operating activities of the Company used net cash of $(160,609) compared to net cash generated of $1,035,683 for the comparable period in 2004. The drivers for the $1.2 million reduction in cash generated from operations can be attributed to the decline in profitability, the decline in simulator deposits as the Company completed the installation of simulators sold, the increase in the reserve established for receivables due from Checker Flag Lightining, and the decrease in accrued expenses as the Company resolved its indebtedness associated with the Mills Corporation mall sites. These requirements for cash were offset by increases in accounts payable of $533,510, and decreases in inventory related to the production and delivery of new race car simulators of approximately $51,000.

During the year ended December 31, 2005, the Company used $389,384 of net cash in investing activities compared with $504,015 of net cash used in investing activities during the comparable period in 2004. In both years, the net cash used relates primarily to the capitalization of the costs associated with the installation of simulators in new revenue share locations, and the costs of components for simulators currently in production.

During the year ended December 31, 2005, the Company used $431,500 of cash from financing activities compared with $554,000 of cash generated during the comparable period in 2004. The Company was able to secure additional financing from the sale of $122,500 in new notes, and from the net $100,000 increase in the financing under of the Secured Bridge Notes dated March, 2003. This was offset by the decrease of $660,000 of the $750,000 in notes sold in 2004.

Between October and November, 2005, the Company sold a series of notes collectively referred to as the 2005 Note and Option Purchase Agreement in the total amount of $122,500.

As of December 31, 2005, the Company had cash and cash equivalents totaling $353,180 compared to $1,334,673 at December 31, 2004. Current assets totaled $868,703 at December 31, 2005 compared to $2,058,820 on December 31, 2004.
Current liabilities totaled $3,599,700 on December 31, 2005 compared with $4,618,647 on December 31, 2004. As such, these amounts represent an overall decrease in working capital of $171,770 from December 31, 2004.

Inflation
---------

We do not expect the impact of inflation on our operations to be significant.

RISK FACTORS
------------

The Company is subject to certain risk factors due to the organization and structure of the business, the industry in which we compete and the nature of our operations. These risk factors include the following:

Operating History, Operating Losses, and Accumulated Deficit
------------------------------------------------------------

Perfect Line, LLC was formed in June 2001 for the purpose of acquiring certain of the assets of SEI, a bankrupt corporation, and modifying and improving the business model under which SEI operated, as more fully described under Overview above. While the concept is a modification and improvement upon the prior model, the modified business model was only in place for less than two full years, but also proved to be unprofitable. It is for that reason, among others, that the Company designed and implemented a revised business model focusing on revenue share locations and to a lesser extent, sales of the race car simulators. Perfect Line has a limited operating history and is subject to numerous risks, expenses, problems, and difficulties typically encountered in establishing any business. For the 5 months ended December 31, 2001, Perfect Line had sales of $3,533,402, and a loss of $(719,854). For the year ended December 31, 2002, Perfect Line generated net sales of $9,636,278, resulting in a net loss of $(2,189,220). For the year ended December 31, 2003, Perfect Line had net sales of $7,557,978 generating a net loss of $(3,525,581). For the year ended December 31, 2004, Perfect Line had net sales of $7,071,834 generating a loss of $(118,402). For the year ended December 31, 2005, the Company had net sales of $5,413,519 generating a loss of $(560,460). This overall financial performance resulted in an accumulated deficit of $(7,113,517) as of December 31, 2005 for the Company. Management believes the addition of simulators to its two owned and operated sites, upcoming sales and licening revenues from the new Reactor and Reactor Mobile Experience, and upcoming new sales and installations in revenue share and lease sites, will return the Company to profitability in the future, although there can be no assurance.

Dependence on Discretionary Consumer Spending and Competition
-------------------------------------------------------------

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

There is considerable competition for consumer entertainment dollars. The Company feels its patented technology, high-traffic, premium locations, licenses with NASCAR and various teams, drivers, and tracks and the ability to take its driving experience to the public through the intergration of its new Reactor simulator with a Featherlite trailer, create significant points of difference between its competitors and NSMS. However, there can be no assurance that these factors will be sufficient to assure successful product development into the marketplace.

Significant Capital Requirements and Need for Additional Financing
------------------------------------------------------------------

The Company has been and continues to build back the approximately $83,000 in monthly revenue share and lease payments that were given up as a result of the asset sale of 44 simulators to Race Car Simulation Corporation in three asset purchases totaling $2,856,600 in December, 2004 and March and April of 2005. The Company is both using its current inventory of used and new simulators and building new simulators to install simulators within revenue share, lease or purchased racing center sites to meet the installation demand. At December 31, 2005, the Company had built, or partially built, 192 SMS simulators, of which 98 had been sold or were in the process of being sold, 24 were in company owned and operated sites, 45 were in revenue share or lease sites (includes mobile experiences). Of the remaining 25 (21 used or refurbished and 4 new) 2 were at corporate offices and 23 were at the Company's warehouse or at Elan being prepared to install into future asset purchase, revenue share or lease racing center sites. In addition, the Company had built or were in the process of building 8 Reactor simulators, 4 of which were installed in a new Reactor Mobile Experience in February. Reactors are typically purchased with advance payments that cover manufacturing costs so that no financing is required by the Company.

Going forward, asset purchases (both SMS and Reactor) require an advance that will cover the manufacturing costs, so no financing is required for these installations. Financing will be required to manufacture the revenue share simulators that will be owed by the Company and installed into a revenue share partner's site. The Company seeks financially viable revenue share and lease partners for financing these installations, secured by simulators as collateral and minimum guarantee contracts.

Management has been and plans to continue to sell SMS simulators from its inventory base if necessary to cover cash flow needs until cash is built back up from any combination of revenue share, lease or new Reactor and Reactor Mobile Experiences, although there can be no assurance that the demand will continue, or that the orders will come in a timely manner to meet the Company's cash needs.

Dependence on Revenue Share Partners For Timely Payments
--------------------------------------------------------

The Company relies on the timely payments from its revenue share partners in order to meet operational cash flow needs. The Company has also made certain guarantees to Race Car Simulation Corporation of minimum levels of revenue share payments from the revenue share partners where the assets were sold to Race Car Simulation Corporation. At the year ending December 31, 2005, the allowance for bad debt was increased to cover the receivable from Checker Flag Lightning, who was in default on revenue share payments. The Company continues to review all its options, legal and otherwise, to try to resolve this situation in the most expedited manner possible. At the time of this filing, no resolution had occurred.

Dependence on Updated Technology and Licenses/Leases
----------------------------------------------------

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

Dependence on Small Number of Key Management Personnel
------------------------------------------------------

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

Officers and Directors Have Limited Liability and Indemnification Rights
------------------------------------------------------------------------

Our officers and directors are required to exercise good faith and high integrity in the management of our affairs. Our certificate of incorporation and bylaws, however, provide, that the officers and directors shall have no liability to the stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our certificate of incorporation and bylaws also provide for us to indemnify our officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct our internal affairs, provided that the officers and directors reasonably believe such actions to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Market and Capital Risks
------------------------

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

High-Risk Investment and Restrictions on Marketability
------------------------------------------------------

Our common stock has traded on the Over-the Counter Bulletin Board since August 2002. The bid price of our common stock has been less than $5.00 during this period. As such, our stock is subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock.

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

                          ITEM 7. Financial Statements
                          ----------------------------



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Shareholders of Interactive Motorsports and Entertainment Corp. and Subsidiaries
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheet of Interactive Motorsports and Entertainment Corp. and Subsidiaries, as of December 31, 2005, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Motorsports and Entertainment Corp. and Subsidiaries, as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with United States generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2004. This action was taken as a result of a warrant valuation. Adjustments have been made to correct this error.



HJ & Associates, LLC
Salt Lake City, Utah
March 1, 2005

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------


                                                                                             December 31,
                                                                                                  2005
                                                                                             ------------

CURRENT ASSETS

   Cash                                                                                      $   353,180
   Accounts receivable                                                                           212,156
   Inventory                                                                                     208,453
   Prepaid expenses                                                                               73,314
   Notes Receivable                                                                               21,600
                                                                                             ------------

    Total Current Assets                                                                         868,703
                                                                                             ------------

TOTAL PROPERTY AND EQUIPMENT, NET (Note 4)                                                       789,014
                                                                                             ------------

OTHER ASSETS

   Deposits                                                                                       28,471
   Other intangible assets, net                                                                    1,742
   Notes Receivable                                                                              290,400
                                                                                             ------------

    Total Other Assets                                                                           320,613
                                                                                             ------------


Total Assets                                                                                 $ 1,978,330
                                                                                             ============













The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)


                  LIABILTIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                  ---------------------------------------------



                                                                                             December 31,
                                                                                                  2005
                                                                                             ------------

CURRENT LIABILITIES


   Accounts payable                                                                          $   925,761
   Accrued payroll expense                                                                        56,438
   Accrues sales tax payable                                                                      12,018
   Gift certificates & customer deposits                                                          22,624
   Deposits on simulator sales (Note 13)                                                       1,257,101
   Accrued liabilities (Note 12)                                                                 379,820
   Deferred revenue                                                                              118,715
   Notes payable - related parties (Note 9)                                                      146,000
   Notes payable - current portion (Note 5)                                                      681,223
                                                                                             ------------

    Total Current Liabilities                                                                  3,599,700
                                                                                             ------------

LONG-TERM LIABILITIES

    Notes payable - long term portion (Note 5)                                                   122,500
                                                                                             ------------

    Total Liabilities                                                                          3,722,200
                                                                                             ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS EQUITY (DEFICIT)

   Convertible preferred stock, $0.0001 par value, 10,000,000 shares
    authorized, zero shares outstanding                                                                -
   Common stock, $0.0001 par value, 200,000,000 shares authorized
    93,769,177 shares issued and outstanding                                                       9,377
   Additional paid in capital                                                                  5,360,270
   Retained deficit                                                                           (7,113,517)
                                                                                             ------------

    Total Shareholders' Equity (Deficit)                                                      (1,743,870)
                                                                                             ------------

Total Liabilities & Shareholders' Equity (Deficit)                                           $ 1,978,330
                                                                                             ============






The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                                                          For the Years Ended
                                                                                                December 31
                                                                     ----------------------------------------------
                                                                                      2005                     2004
                                                                                                           Restated
                                                                     ----------------------------------------------
REVENUES


    Company owned stores                                             $           2,386,209   $            4,236,350
    Revenue share revenues                                                         581,145                  975,296
    Leasing revenue                                                                 57,000                  262,500
    Sales of simulator systems                                                   2,389,165                1,470,417
                                                                     ---------------------   ----------------------

      Total Revenues                                                             5,413,519                6,944,563
                                                                     ---------------------   ----------------------

COST OF SALES

    COGS - Merchandise                                                             115,972                  279,519
    Group sales expenses                                                            12,645                   18,749
    COGS - Sale of simulators                                                      851,214                  185,607
                                                                     ---------------------   ----------------------

      Total Cost of Sales                                                          979,831                  483,875
                                                                     ---------------------   ----------------------

GROSS PROFIT                                                                     4,433,688                6,460,688
                                                                     ---------------------   ----------------------

GENERAL & ADMINISTRATIVE EXPENSES

    Payroll related expenses                                                     1,995,651                2,920,426
    Occupancy expenses                                                           1,161,423                1,558,870
    Other operating expenses                                                     1,657,919                1,745,377
                                                                     ---------------------   ----------------------

      Total Operating Expenses                                                   4,814,993                6,224,673
                                                                     ---------------------   ----------------------

INCOME (LOSS) BEFORE OTHER INCOME
   (EXPENSE)                                                                      (381,305)                 236,015
                                                                     ---------------------   ----------------------

OTHER INCOME (EXPENSE)

    Interest expense                                                              (205,719)                (404,746)
    Gain on extinguishments of debt                                                 26,564                   50,329
                                                                     ---------------------   ----------------------

      Total Other Income (Expense)                                                (179,155)                (354,417)
                                                                     ---------------------   ----------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                 (560,460)                (118,402)

INCOME TAX EXPENSE                                                                       -                        -
                                                                     ---------------------   ----------------------

NET INCOME (LOSS)                                                    $            (560,460)  $             (118,402)
                                                                     =====================   ======================

INCOME (LOSS) PER SHARE                                              $               (0.01)   $               (0.00)
                                                                     =====================   ======================

WEIGHTED AVERAGE SHARES OUTSTANDING                                  $          90,278,841   $           85,900,541
                                                                     =====================   ======================


The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                  Statements of Shareholders' Equity (Deficit)


                                                                                                                           Total
                                                                                       Additional                      Shareholders'
                                     Preferred Stock              Common Stock          Paid-In         Retained          Equity
                                  Shares       Amount         Shares       Amount       Capital          Deficit         (Deficit)
                                  ------       ------         ------       ------       -------          -------          --------


Balance at December 31, 2003     2,272,728    $   227      74,314,183     $ 7,431    $   4,029,002    $ (6,434,655)    $ (2,397,995)

Common stock issued for
  2003 Bridge Loan Interest              -          -         935,726          94           78,112               -           78,206

Common stock issued
  for services                           -          -         260,000          26           17,248               -           17,274

Conversion of preferred
  stock to common stock         (2,272,728)      (227)     11,363,640       1,136             (909)              -                -

Fair value of options and
   warrants granted                      -          -               -           -          571,779               -          571,779

Common stock issued for
  payment of prior year accruals         -          -         842,361          85          115,535               -          115,620

Net loss for the year ended
  December 31, 2004 (Restated)           -          -               -           -                -        (118,402)        (118,402)
                               -----------    -------     -----------     -------    -------------    -------------    -------------

Balance at December 31, 2004             -          -      87,715,910       8,772        4,810,767      (6,553,057)      (1,733,518)

Common stock issued for
  payment of  Loan Interest              -          -       5,053,267       1,363          376,466               -          377,829

Common stock issued
  for services                           -          -       1,000,000         100           69,900               -           70,000

Warrants issued for
  Dolphin Asset Purchase                 -          -               -        (858)          87,250               -           86,392

Cost of options
  for 2005 notes                         -          -               -           -           15,887               -           15,887

Net loss for the year  Ended
  December 31, 2005                      -          -               -           -                -        (560,460)        (560,460)
                               -----------    -------     -----------     -------    -------------    -------------    -------------

Balance at December 31, 2005             -    $     -      93,769,177     $ 9,377    $   5,360,270    $ (7,113,517)    $ (1,743,870)
                               ===========    =======     ===========     =======    =============    =============    =============






The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows



                                                                                       For the Years Ended
                                                                                            December 31
                                                                            ---------------------------------------
                                                                                        2005                2004
                                                                                                           Restated
                                                                            ---------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income (Loss)                                                        $         (560,460)  $        (118,402)
   Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
     Depreciation and amortization                                                     362,095             409,005
     Common stock issued for services and interest                                     119,829              95,479
     Warrants issued related to sales agreements                                        86,392             135,184
     Options exercised to repay note                                                   343,887                   -
     Amortization of notes payable discount                                             37,455             376,435
     Gain on extinguishment of debt                                                    (26,564)            (50,329)
     Bad debt expense                                                                  253,481              15,266
   Net changes in operating assets and liabilities:
     Increase in trade accounts and other receivable                                  (348,910)           (394,533)
     (Increase) decrease in inventory                                                   51,478            (211,056)
     Increase in prepaid expenses and other assets                                     (24,294)            (38,242)
     Decrease in intangibles                                                            12,927                   -
     Increase (decrease) in accounts payable                                           533,510            (990,886)
     Decrease in accrued payroll and payroll taxes                                     (10,947)            (31,473)
     Decrease in sales tax payable                                                     (14,705)            (24,586)
     Decrease in gift certificates and customer deposits                               (20,264)            (70,199)
     Increase (decrease) in accrued expenses                                          (683,528)            638,905
     Increase in deferred revenue                                                       44,886              73,829
     Increase (decrease) in deposits on simulator sales                               (316,877)          1,221,286
                                                                            -------------------  ------------------

       Net Cash Provided (Used) by Operations                                         (160,609)          1,035,683
                                                                            ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                                 (412,075)           (563,746)
   Sale of property and equipment                                                       22,691              59,731
                                                                            ------------------   ------------------
       Net Cash Used by Investing Activities                                          (389,384)           (504,015)
                                                                            ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loans from and (repayments to) related parties                                      (50,000)            (50,000)
   Proceeds from issuance (payment) of notes payable                                  (381,500)            604,000
                                                                            ------------------   ------------------

       Net Cash Provided by Financing Activities                                      (431,500)            554,000
                                                                            ------------------   ------------------

INCREASE (DECREASE) IN CASH                                                           (981,493)          1,085,668

CASH, BEGINNING OF YEAR                                                              1,334,673             249,005
                                                                            ------------------   ------------------

CASH, END OF YEAR                                                           $          353,180   $       1,334,673
                                                                            ==================   ==================






The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)






                                                                                          For the Years Ended
                                                                                                December 31
                                                                            ---------------------------------------
                                                                                      2005                     2004
                                                                                                           Restated
                                                                            ---------------------------------------

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Cash paid for interest                                                   $      87,455      $          122,332
    Cash paid for income taxes                                               $           -      $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

    Common stock issued for payment of prior year accruals                   $           -      $          115,620
    Common stock issued for services and interest                            $     447,829      $           95,480
    Warrants sold                                                            $      86,392      $          571,779
    Options granted on notes payable                                         $      15,887      $                -




















The accompanying notes are an integral part of these consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

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

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

          i. CONSOLIDATION

          The consolidated financial statements at December 31, 2005 and 2004 include the accounts of the Company and its wholly owned operating subsidiaries, Perfect Line, Inc. and Race Car Simulators. Intercompany transactions and balances have been eliminated in consolidation.

          j. NET LOSS PER SHARE

          The computation of net loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The Company calculates loss per share pursuant to Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Earnings Per Share. Basic loss per share is computed based upon the weighted average number of common shares issued and outstanding during each year. Diluted loss per share amounts assume conversion, exercise, or issuance of all potential common stock instruments (stock options,

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          warrants and convertible preferred stock). Potentially dilutive securities including preferred stock, warrants and stock options are excluded from diluted loss per share during net loss periods because these securities would be anti-dilutive. The Company has excluded 9,228,695 of dilutive instruments at December 31, 2005.

          k. INCOME TAXES

          The Company provides for income taxes based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. At December 31, 2005, the Company's net deferred tax asset is fully offset by a valuation allowance.

          l. REVENUE RECOGNITION AND UNEARNED REVENUE

          The Company recognizes revenue for its services at the time the services have been rendered. In the case of gift certificates and customer deposits for group events, these amounts are deferred and recognized when the associated services are rendered or upon expiration. During 2003 the Company began a program of selling some of its new or used simulators. The Company has outstanding as of December 31, 2005, deposits of $1,257,101 relating to these sales. The Company's policy is to recognize revenue on a percentage of completion basis throughout the procurement and installation process until all terms of the contract have been met and no obligations remain for the Company to perform. The percentage of completion for any given sales contract is determined by the ratio of costs incurred to date to the total estimated cost for each site build. Costs incurred consist of purchased components, outside services, and outside contract labor cost.

          On December 31, 2004, the Company and its two subsidiaries entered into an agreement to sell 34 of its race car simulators and granted an option to purchase 10 additional simulators. The purchase price of $1,536,600 was paid in cash by the date of the agreement. In addition to transferring title to the simulators, the Company sold a management agreement to provide services for the term of the contract and sold 5,161,500 common stock warrants which are exercisable for 5 years at $0.10 per warrant.

          Furthermore, on March 31, 2005 and April 15, 2005, the Company and its two subsidiaries entered into an agreement to sell the additional 10 simulators referred to in the purchase option above. The purchase price of $720,000 and $600,000 respectively, was paid in cash by the date of the agreement. In addition to transferring title to the simulators, the Company sold management agreements to provide services for the term of the contracts and sold 1,080,000 and 900,000 common stock warrants, respectively, which are exercisable for 5 years at $0.10 per warrant.

          In accordance with EITF 00-21, the Company estimated the future costs of the management service agreement. These revenues were deferred and are being recognized over the life of the agreement. As outlined in EITF 00-21 the Company recognized the purchase price less the fair value of the management service agreements as sales in 2004 and 2005.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          m. CASH AND CASH EQUIVALENTS

          For purposes of the statement of cash flows, the Company considers all demand deposit balances and all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

          n. CONCENTRATION OF RISK

          The Company maintains a demand deposit account where the balance in the account may at times exceed the FDIC insurance limits of $100,000. At December 31, 2005, the amount exceeding the FDIC limit was $72,962.

          o. ADVERTISING

          Advertising expenses were $75,702 and $42,787 for the years ended December 31, 2005 and 2004, respectively.

          p. RECLASSIFICATIONS

          Certain prior year amounts have been reclassified to conform to the current year presentation.

          q. INVENTORY

          At December 31, 2005, inventory consisted of the following:

               Merchandise Inventory                  $               7,763
               Simulators Inventory                                 205,690
               Net of Reserve                                        (5,000)
                                                      ---------------------

               Total Inventory                        $             208,453
                                                      =====================

NOTE 3 - EQUITY TRANSACTIONS AND COMMON STOCK WARRANTS

          Preferred Stock
          ---------------

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

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004



NOTE 3 - EQUITY TRANSACTIONS AND COMMON STOCK WARRANTS (Continued)

          For every two shares of Preferred Stock, the investor received one warrant (the "Preferred Stock Warrants") to purchase Common Stock at a price of $1.50 per share expiring three years from the date of issuance. The Preferred Stock Warrants are callable by the Company for $0.10 per warrant at any time at the option of the Company. At December 31, 2005 all these warrants had expired.

          Common Stock
          ------------

          In connection with a certain asset purchase agreement, the Company granted warrants to allow the seller to purchase up to $2 million in value of the Company's common stock at a price equal to the value per share at the time the warrants are exercised. The warrants are exercisable at any time prior to December 14, 2011, upon the occurrence of certain events. Management has determined the likelihood of occurrence of these certain events is remote and has therefore assigned no value to these warrants. No warrants have been exercised as of December 31, 2005.

          On May 12, 2005, the Company issued 1,000,000 shares of common stock for consulting services that were rendered. Total consulting expense associated with this issuance was $70,000.

          On July 26, 2005, the Company issued 4,100,000 shares of common stock for the repayment of a 2004 Note and Option Purchase Agreement. The value of the options were $328,000.

          On November 10, 2005, the Company issued 953,267 shares of common stock per the terms of the Secured Bridge Notes due December 31, 2003 (Note 5). Total interest expense associated with this issuance was $49,829.

          Warrants
          --------

          On December 31, 2004, March 31, 2005 and April 15, 2005, the Company and its two subsidiaries entered into agreements to sell 44 of its race car simulators to a single buyer. Simultaneous to this transaction, the Company sold the buyer 5,161,500, 1,080,000 and 900,000 common stock warrants, respectively, which are exercisable for 5 years from the date of the transaction at $0.10 per warrant. Using the Black Sholes valuation model, the Company determined the value of these warrants to be $ 287,308, $47,123 and $39,269, respectively, assuming a risk-free interest rate of 3.95% over a period of 5 years.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004



NOTE 4 - PROPERTY AND EQUIPMENT

          At December 31, 2005, property and equipment was comprised of the following:

                                                                2005
                                                      ---------------------

               Furniture, Fixtures and Equipment      $             960,866
               Revenue share installation costs                     278,299
               Construction in Progress                             201,992
               Software                                             659,574
                                                      ---------------------
                 Total Property and Equipment                     2,100,731

               Less: Accumulated depreciation                     1,311,717
                                                      ---------------------

               Property and Equipment, net            $             789,014
                                                      =====================

          Depreciation expense for the years ended December 31, 2005 and 2004 was $362,095 and $374,362 respectively.

NOTE 5 - DEBT AND CREDIT ARRANGEMENTS

          On March 7, 2003, Perfect Line, Inc. issued Secured Bridge Notes due December 31, 2003 (the "Bridge Notes") in the aggregate principal amount of $700,000 to one institutional investor and three related-party investors (See Note 9). Under the terms of the agreement; Ropart Asset Management Fund, LLC ("Ropart"), Tampa Bay Financial, Inc. (related-party), William R. Donaldson (related-party) and Erik R. Risman (related-party at that time), were to receive the principal sum of $500,000, $100,000, $50,000 and $50,000, respectively, on December 31, 2003. Interest was to be paid on the unpaid principal balance existing prior to maturity at an annual rate of twelve percent (12%). Interest on the unpaid principal under the Notes was due and payable in arrears on the first day of each month, commencing April 1, 2003. Additionally, interest accrued at an annual rate of twelve percent (12%), which was to be repaid in shares of common stock. All amounts due under the notes were due and payable December 31, 2003. Ropart and Donaldson have signed amendments extending the note until the end of December 2005, Tampa Bay Financial's balance was transferred to a third party controlled by a major Company shareholder, and along with an additional Company obligation, was rolled over to the Company's February 2 2004 Note and Option and Security offering (below) and Risman was paid in full in 2004 by the Company.

          Ropart and Risman also received warrants in the amounts of 2,941,176 and 294,118, respectively, entitling them to purchase from the Company, at an exercise price of $0.17, common shares of the Company at any time before the earlier of June 30, 2004 or six months following payment of the Bridge Note in full. The warrants expired unexercised in 2004.

          Pursuant to the Note and Option Purchase Agreement and Security Agreement dated February 2, 2004 ("2004 Agreement"), the Company issued notes bearing an interest rate of 9.6% payable in the total amount of $750,000. These notes were issued between February 2, 2004 and June 6, 2004. Each note came with an option to purchase common shares of the Company equal to the amount of notes purchased divided by the fair market value of the Company's stock on the date of issuance. The notes became due on February 2, 2005, and $260,000 of the notes was paid in full at that time. A note holder of an additional $344,000 of the notes elected to receive a cash payment of $16,000 and exercise options granted with the note purchase for full payment of the note per the terms of the 2004 Agreement. The note holder of the final $146,000 in notes has been repaid $50,000, and has agreed to extend the maturity date of their note to December 31, 2005, with the expiration of the accompanying option to February 1, 2006.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 5 - DEBT AND CREDIT ARRANGEMENTS (Continued)

          The value of the options was amortized to interest expense over their original life which expired March 1, 2005. Amortization of option discount for the options related to the 2004 Agreement of $51,812 was included in interest expense for the twelve months ended December 31,2005.

          Pursuant to the Note and Option Purchase Agreement and Security Agreement dated November 2005 ("2005 Agreement"), the Company issued notes bearing an interest rate of 12% payable in the total amount of $122,500. These notes were issued between October 13, 2005 and November 4, 2005. Each note came with an option to purchase common shares of the Company equal to the amount of notes purchased divided by the exercise price of the option. The notes are due on October 1, 2007.

          The value of the options will be amortized to interest expense over their life which expires on November 1, 2007. Amortization of option discount for the options related to the 2005 Agreement of $1,530 was included in interest expense for the twelve months ended December 31, 2005.

          Notes Payable consisted of the following at December 31, 2005:

          Note payable to investor bearing interest at 12%,
          due December 31, 2005.  Secured by certain
          simulators of the Company and a personal guaranty
          of the President of the Company.                          $   600,000

          Note payable to individuals bearing interest
          at 12%, due October 1, 2007.  Secured by certain
          simulators of the Company.                                    122,500

          Note payable to a landlord bearing interest
          at 10.9%, due May, 2006.                                       95,580

          Less: unamortized discount                                    (14,357)
                                                                    -----------
          Total Notes Payable                                           803,723
                                                                    -----------
          Less: current portion                                        (681,223)
                                                                    -----------
          Notes Payable - long term portion                         $   122,500
                                                                    ===========

          Future maturities of notes payable as of December 31,
          2006                                                      $   681,223
          2007                                                          122,500
                                                                    -----------
          Total Notes Payable                                       $   803,723
                                                                    ===========

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


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

          The Company also has licensing agreements with several NASCAR race teams, drivers, and racetracks that expire on various dates between December 31, 2005 and December 31, 2007.

NOTE 7 - RENT COMMITMENTS

          The Company rents various office and retail space under long-term, non-cancelable operating leases, some of which include renewal options, expiring on various dates through 2010. The Company also leases certain office equipment pursuant to a non-cancelable operating lease with terms of three years. Rent expense approximated $1,035,336 and $1,289,294 for the years ended December 31, 2005 and 2004, respectively. During 2004, the Company entered into various agreements with Checker Flag Lightning (CFL) and the landlords of specific company stores whereby CFL assumed the operation of the store, and assumed primary responsibility for payments of the monthly rent. The first column below shows the full impact of all the rental agreements the Company is a party to. The second column shows the Company's rental obligations as a consequence of our agreements with CFL and various mall owners.

          At December 31, 2005, the future minimum rental payments required under all non-cancelable operating leases were as follows:


                                            All                  Net of CFL
             Payable In                Rental Payments          Rental Payments
          ---------------------------------------------------------------------
                2006                 $      954,306           $      623,561
                2007                        933,718                  580,510
                2008                        749,866                  396,658
                2009                        703,677                  379,944
                2010                        379,944                  379,944
                                     --------------           --------------

          Total Required Rental
          Payments                   $    3,697,403           $    2,360,617
                                     ==============           ==============

NOTE 8 - COMMITMENTS AND CONTINGENCIES

          From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. As of December 31, 2005, the Company is not aware of any material legal actions directed against the Company.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 9 - RELATED PARTY NOTES PAYABLE

          Note payable to President of the Company,
          bearing interest at 12% per annum.
          Due December 31, 2005.
          Secured by certain assets of the Company.                 $    50,000

          Note payable to an entity controlled by
          a major shareholder of the Company,
          bearing interest at 9.6% per annum.
          Due February 2, 2005.
          Secured by certain simulators of
          the Company and personal guarantee
          of the President.                                              96,000
                                                                    -----------
          Total Related Parties Notes Payable                       $   146,000
                                                                    ===========


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

          Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

                                                      2005            2004
                                                 --------------  --------------

          Deferred tax assets:
           NOL Carryover                         $  1,872,382    $    1,715,498
           Depreciation                               146,890            59,434

          Deferred tax liabilities:
          Valuation allowance                      (2,019,272)       (1,774,932)
                                                 --------------  --------------

          Net deferred tax asset                 $          -    $            -
                                                 ==============  ==============

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

          Book loss                              $   (218,618)   $        3,401

          Loss on the Sale of Assets                  (11,572)                -

          Depreciation                                 24,750                 -

          Meals and Entertainment                       1,823             1,628

          Stock for services/options expense           46,733           144,924
          Other                                             -            53,176
          Valuation Allowance                         156,884          (203,129)
                                                 --------------  --------------

          Net income tax provision               $          -    $           -
                                                 =============   ==============

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


          At December 31, 2005, the Company had net operating loss carryforwards of approximately $4,082,038 that may be offset against future taxable income from the year 2005 through 2024. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

          In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current- period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

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

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


          In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

          The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.

NOTE 12 - ACCRUED LIABILITIES

          Accrued Liabilities consisted of the following at December 31, 2005

          Back rent owed to various landlords on
           sites now operated by Checker Flag Lightning,
           Inc.  The Company is in various stages of
           negotiation to resolve this liability                 $      125,834
          Vacation pay accrual                                           60,617
          Accrued warrant expenses on sold simulators                    26,302
          Accrued licensing fees                                        106,401
          Accrued property taxes                                         22,354
          Accrued miscellaneous expenses                                 38,312
                                                                 --------------

          Total Accrued Liabilities                              $      379,820
                                                                 ==============

NOTE 13 - DEPOSITS ON SIMULATOR SALES

          Deposits on simulator sales consist of the following on December 31, 2005


          Company                  Number of Simulators              Amount
          -------                  --------------------              ------

          Roltex Group                    8                      $      552,692
          Kissimmee                       6                             250,000
          Tonne Management                4                             222,000
          Burroughs & Chapin              4                             108,000
          H & H Motorsports, Inc.         4 (1 RME)                      91,020
          All Others                                                     33,389
                                                                 --------------

         Total deposits on simulator sales                       $    1,257,101
                                                                 ==============

          These deposits represent funds received by the Company for the sale of simulators.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 14 - RESTATEMENT

          The Company has restated its financial statements for the year ended December 31, 2004. This restatement action was taken as the result of management's conclusion that there was an error in the accounting treatment that had been applied to the valuation of warrants issued with the sale of simulators on December 31, 2004. Specifically, the Company misinterpreted a provision of EITF 00-21, an accounting pronouncement dealing with the accounting for transactions involving multiple deliverables, which the Company used to guide its recording of the December 31, 2004 transaction.

          As has been disclosed in previous 8-K and 10-KSB filings, on December 31, 2004 IMTS closed a transaction in which it sold 34 simulators and also sold warrants for the purchase of 5,161,500 shares of IMTS common stock. Per the provisions of EITF 00-21, management determined the fair value of the deliverables (the simulators, the warrants, and the management agreement) in the transaction, and allocated the purchase price amongst the deliverables. The fair value of the warrants was determined using the Black Scholes valuation model.

          The Company has since concluded that the warrants should have been recorded at their full value, and the purchase price less the full value of the warrants should have been allocated to the remaining two deliverables in the transaction. The discovery has prompted management to restate its 2004 financial statements to recognize a reduction of $127,271 in revenue from simulator sales.




                                                                   December 31, 2004
                                                 As Reported         As Adjusted          Difference
                                                ------------------------------------------------------

          Revenue from Sim Sales                $  1,597,688        $  1,470,417      $    127,271

          Total Revenue                            7,071,834           6,944,563           127,271

          Net income (loss)                            8,869            (118,402)          127,271

          Additional Paid in Capital               4,675,583           4,810,768           135,185

          Retained Deficit                        (6,425,786)         (6,553,057)          127,271

          Deferred Revenue                            81,742              73,828             7,913

          Net income (loss) per share                   0.00               (0.00)            (0.00)



        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004


NOTE 15 - SUBSEQUENT EVENTS

          The Company has completed the sale of four SMS simulators to the operator of the Mentor, OH location, the sale of six SMS simulators to an operator in Kissimmee, FL, and the sale of two SMS simulators to be used by DaimlerChrysler at various North American automotive shows and corporate events. In addition, the Company has completed the sale of its first Reactor Mobile Experience to an operator in North Carolina, and has a purchase agreement and deposit for the sale of 4 SMS simulators from Vacationland Family Entertainment in Brainerd, MN.

          While waiting for a response to a payment plan proposed by Perfect Line to the Mall of America landlord (MOAC Mall Holdings, LLC), Perfect Line received an eviction summons from the landlord on February 16, 2006. Perfect Line has since contacted the landlord and the parties have agreed to terms for a stipulation agreement whereby Perfect Line will sign a promissory note totaling $293,642 payable in five (5) quarterly installments, the first of which has already been paid. The agreement and note are being drafted and are expected to be signed by the end of March.






















..

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------

By letter dated March 15, 2004, Crowe Chizek and Company LLC (Crowe Chizek) informed the Company that it was notifying the Securities and Exchange Commission of its earlier termination of the client-auditor relationship between Crowe Chizek and the Company. That letter referred to the letter to the Company dated December 31, 2003 that effective December 31, 2003 Crowe Chizek terminated the client-auditor relationship with the Company. However, the Company continued to meet with and provide information to Crowe Chizek after receipt of the December 31, 2003 letter. The Company believed that Crowe Chizek had continuing interest in an auditor-client relationship with the Company and as late as March 1, 2004 had held discussions with representatives of Crowe Chizek requesting continuation of the auditor-client relationship in connection with the audit for the fiscal year ended December 31, 2003. It was not until the March 15, 2004 letter that the Company believed the relationship had ended.

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

ITEM 8A. Controls and Procedures
--------------------------------

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

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
---------------------------------------------------------------------

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

Name                            Age     Position
----                            ---     --------

William R. Donaldson             49     Chairman, Chief Executive Officer,
                                        and Secretary
Carl L. Smith, Sr.               63     Director
Cary Agajanian                   64     Director

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

Based solely on our review of such forms furnished to us and representations from certain reporting persons, filing requirements applicable to our executive officers, directors and more than 10% stockholders have been complied with during the twelve months ending December 31, 2005 with the exception of James
Matheny, who has failed to file a Form 3, Initial Statement of Beneficial Ownership, reporting their ownership of in excess of 10% of the issued and outstanding voting shares of the Company.

Code of Ethics
--------------

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

ITEM 10. Executive Compensation
-------------------------------

The following table sets forth information concerning the compensation paid to all persons serving as the Company's chief executive officer and the Company's most highly compensated executive officers other than its chief executive officer who were serving as executive officers at December 31, 2005 and whose annual compensation exceeded $100,000 during such year (collectively, the "Named Executive Officers").



                                               Annual Compensation                    Long-Term Compensation Awards
                                               -------------------                    -----------------------------

                                                                                                  Securities
                                                              Other Annual      Restricted        Underlying
   Name and Principal      Year/                              Compensation        Stock          Options/SARs     LTIP
       Position            Period     Salary       Bonus          (2)             Awards              (#)        Payouts
       --------            ------     ------       -----          ---             ------              ---        -------
William R. Donaldson        2005      $150,000       -           $7,055             -                  -             -
Chairman and CEO

                            2004      $150,000       -           $6,659             -                  -             -

(2) Includes cost of medical and life insurance.




Director Compensation
---------------------

Directors of the Company are currently not paid for their services; however, the Company intends to establish a compensation plan utilizing stock awards versus cash payments in 2006.

Indemnification for Securities Act Liabilities
----------------------------------------------

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


Stock Options and Warrants
--------------------------

The Company does not currently have a stock option plan.


Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 22, 2006 for each person or entity that is known by us to beneficially own more than 5 percent of our Common Stock. As of March 22, 2006, the Company had 93,769,177 shares of Common Stock outstanding.




                                                                    Amount of
                                                                    Beneficial          Nature of        Percent of
       Name and Address of Beneficial Owner                         Ownership           Ownership           Class
       ------------------------------------                         ---------           ---------           -----

    William R. Donaldson, Carmel, IN                                 17,736,450          Direct            18.92%
    Vikki Cook, Sarasota, FL                                         10,833,324          Direct            11.44%
    James Matheny, Cary, NC                                           8,691,151          Direct             9.27%
    Alliance Investment Management, LTD, Nassau, Bahamas              7,287,846          Direct             7.77%
    Norman Pessin, New York, NY                                       5,000,000          Direct             5.33%

    Dolphin Direct Equity Partners, LP (a)                            7,141,500          Direct             7.62%
                                                                      =========                             =====

    Total                                                            49,548,771                            52.73%
                                                                     ==========                            ======

     (a) Dolphin Direct Equity Partners, LP (Dolphin) is the beneficial owner of 5,161,500 and $1,980,000 warrants that expire December 31, 2009 and March 31, 2010, respectively, and are exercisable at any time prior to expiration. The calculation used to determine The Percent of Class attributable to Dolphin assumes all the warrants held by Dolphin are exercised. The Totals do not include Dolphin's beneficial ownership.

Security Ownership of Management
--------------------------------

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 22, 2006 for each of our directors and each of our Named Executive Officers, and all directors and executive officers as a group. As of March 22, 2006 the Company had 93,769,177 shares of Common Stock outstanding.



                                                                    Amount of
                                                                    Beneficial          Nature of        Percent of
       Name, Position and Address of Beneficial Owner               Ownership (1)       Ownership           Class
       ----------------------------------------------               -------------       ---------           -----

    William R. Donaldson, Chairman, Chief Executive Officer,         17,736,450          Direct            18.92%
    and Secretary; Carmel, Indiana
    Carl L. Smith, Director; Sarasota, Florida                                -           n/a                  -
    Cary Agajanian, Director; Los Angeles, California                         -           n/a                  -
                                                                     ----------                            ------
        Total                                                        17,736,450                            18.92%

    All Executive Officers & Directors as a Group
    (3 persons)                                                      17,736,450                            18.92%
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



Change in Control
-----------------

We are not currently engaged in any activities or arrangements that we anticipate will result in a change in control of the Company.


ITEM 12. Certain Relationships and Related Transactions
-------------------------------------------------------

On March 10, 2003, the Company issued to three related parties a total of $200,000 of Secured Bridge Notes as previously disclosed in that Form 8-K filed on March 13, 2003. These notes were issued to Tampa Bay Financial and Mr. William R. Donaldson in the amounts of $100,000 and $50,000, respectively. The Chairman and Chief Executive Officer of Tampa Bay Financial, Mr. Carl L. Smith, is also a director of the Company. Mr. Donaldson is the Chairman and Chief Executive Officer of the Company. On February 17, 2004, at the direction of Mr. Smith, the note was transferred to a third party controlled by a major Company shareholder.

ITEM 13. Exhibits and Reports on Form 8-K
-----------------------------------------

A. Exhibits.

         3(i)     Articles of Incorporation (1)
         3(ii)    By-Laws (1)
        10.1      Form of Secured Bridge Notes (2)
        10.2      Form of Procurement Contract (3)
        10.3      Form of Master Revenue Sharing Agreement (3)
        10.4      Asset Purchase Agreement with Race Car Simulation Corporation, a portfolio company of Dolphin Direct Equity Partners, LP (4)
        10.5      Asset Purchase Agreement with Checker Flag Lightning, LLC
                  ("CFL"), a Michigan limited liability corporation (5)
        11.1      Computation of Earnings (Loss) Per Share
        14.1      Code of Ethics
        21.1      Subsidiaries
        31.1      Certification of William R. Donaldson as Chief Executive
                  Officer and Chief Financial Officer pursuant to
                  Rule 13a-14 of the Security Exchange Act of 1934
        32.1      Certification of William R. Donaldson as Chief Executive
                  Officer pursuant to 18 U.S.C. Section 1350
        32.2      Certification of William R. Donaldson as Chief Financial
                  Officer and Treasurer pursuant to 18 U.S.C. Section 1350

          (1) Incorporated by reference from Form 10-QSB filed on November 14, 2002.
          (2) Incorpdrated by reference from Form 8-K filed on March 13, 2003.
          (3) Incorporated by reference from Form 10-QSB filed on May 17, 2004.
          (4) Incorporated by reference from Form 8-K filed on January 6, 2005.
          (5) Incorporated by reference from From 8-K filed on January 6, 2006.

B. Reports on Form 8-K.

         1.   Form 8-K    Filed March 14, 2005         Announcement of the
                                                       financial results for
                                                       the Fourth Quarter, 2004




ITEM 14.  Principal Accountant Fees and Services
------------------------------------------------

AUDIT FEES
----------

Fees for audit services from HJ and Associates totaled $50,152 for the year ended December 31, 2004. Fees for audit services from HJ and Associates totaled $43,491 for the year ended December 31, 2005. Those auditing fees included fees associated with the annual audit, reviews of quarterly reports on Form 10-Q and procedures required by GAAP and GAAS.

AUDIT-RELATED FEES
------------------

Fees for audit-related services from HJ and Associates totaled $0 for the year ended December 31, 2004. Fees for audit-related services from HJ and Associates totaled $6,320 for the year ended December 31, 2005. These auditing services consisted of assistance related to comment letter responses.

TAX FEES
--------

Fees from HJ and Associates for tax services, including fees for review of the consolidated federal income tax return, totaled $0 for the year ended December 31, 2004. Fees from HJ and Associates for tax services, including fees for review of the consolidated federal income tax return, totaled $62 the year ended December 31, 2005.

ALL OTHER FEES
--------------

No fees were billed by HJ and Associates for the fiscal year ending December 31, 2004 and for the fiscal year ending December 31, 2005 other than those specified above.

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

The Company contemplates working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of the Company's accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that the Company's new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the Chairman of the Board of Directors, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

There were no fees in 2005 which were not pre-approved by the Board of Directors. All services described above under the captions "Audit Fees", "Audit Related Fees" and "Tax Fees" were approved by the Board of Directors pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

     Date: March 30, 2006               By:  /s/ William R. Donaldson
                                             ------------------------------
                                             William R. Donaldson
                                             Chairman of the Board and
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Date: March 30, 2006               By:  /s/ William R. Donaldson
                                             ------------------------------
                                             William R. Donaldson
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


     Date: March 30, 2006               By:  /s/ William R. Donaldson
                                             -------------------------------
                                             William R. Donaldson
                                             Chief Financial Officer and
                                             Treasurer
                                             (Principal Financial Officer)

     Date: March 30, 2006               By:  /s/ Carl L. Smith
                                             -------------------------------
                                             Carl L. Smith
                                             Director

     Date: March 30, 2006               By:  /s/ Cary Agajanian
                                             -------------------------------
                                             Cary Agajanian
                                             Director

                                  EXHIBIT INDEX


Exhibits:

         3(i)     Articles of Incorporation (1)
         3(ii)    By-Laws (1)
        10.1      Form of Secured Bridge Notes (2)
        10.2      Form of Procurement Contract (3)
        10.3      Form of Master Revenue Sharing Agreement (3)
        10.4      Asset Purchase Agreement with Race Car Simulation Corporation, a portfolio company of Dolphin Direct Equity Partners, LP (4)
        10.5      Asset Purchase Agreement with Checker Flag Lightning, LLC
                  ("CFL"), a Michigan limited liability corporation (5)
        11.1      Computation of Earnings (Loss) Per Share
        14.1      Code of Ethics
        21.1      Subsidiaries
        31.1      Certification of William R. Donaldson as Chief Executive
                  Officer and Chief Financial Officer pursuant to
                  Rule 13a-14 of the Security Exchange Act of 1934
        32.1      Certification of William R. Donaldson as Chief Executive
                  Officer pursuant to 18 U.S.C. Section 1350
        32.2      Certification of William R. Donaldson as Chief Financial
                  Officer and Treasurer pursuant to 18 U.S.C. Section 1350

          (1) Incorporated by reference from Form 10-QSB filed on November 14, 2002.
          (2) Incorpdrated by reference from Form 8-K filed on March 13, 2003.
          (3) Incorporated by reference from Form 10-QSB filed on May 17, 2004.
          (4) Incorporated by reference from Form 8-K filed on January 6, 2005.
          (5) Incorporated by reference from From 8-K filed on January 6, 2006.