Form 10QSB
period 2006-03-31
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2006-05-15
CIK 1115551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                                OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2006

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


                                     Indiana
                                     -------
         (State or other jurisdiction of incorporation or organization)

                                   87-0678630
                                   ----------
                           (I.R.S. Employer I.D. No.)

               5624 West 73rd Street, Indianapolis, Indiana 46278
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (317) 295-3500
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by checkmark whether the Issuer: (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [x] No [] (2) Yes [x] No []

As of May 10, 2006, there were 93,769,177 (par value $0.0001) common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Exhibit Index on page 20.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB



                                                                            Page
Section                                                                   Number

NOTE ON FORWARD LOOKING INFORMATION                                            3
BASIS OF PRESENTATION..........................................................4

                                     PART I

Item 1.    Unaudited Financial Statements and Notes to Financial Statements
              Consolidated Balance Sheets at March 31, 2006 and
                December 31, 2005..............................................5
              Consolidated Statements of Operations for the Three Months Ended
                March 31, 2006 and 2005........................................7
              Consolidated Statements of Cash Flows for the Three Months
                Ended March 31, 2006 and 2005................................. 8
              Notes to Consolidated Financial Statements......................10
Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................12
Item 3.    Internal Controls and Procedures...................................17


                                     PART II

Item 1.    Legal Proceedings..................................................18
Item 2     Changes in Securities. ............................................18
Item 3     Defaults Upon Senior Securities....................................18
Item 4.    Submission of Matters to a Vote of Security Holders................18
Item 5.    Other Information..................................................18
Item 6.    Exhibits and Reports on Form 8-K...................................18


SIGNATURES  ..................................................................19

EXHIBITS INDEX ...............................................................20

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

As Perfect Line had revenues, operations, and business activity, for financial reporting purposes, Perfect Line is considered the acquirer, and therefore the predecessor, and the Company is considered the acquiree for accounting and reporting purposes. Due to the fact that the merger is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. The operations of Interactive Motorsports and Entertainment Corp. have been included in consolidation from August 2, 2002 through March 31, 2006.

All information in this Form 10-QSB is presented from the perspective of Interactive Motorsports and Entertainment Corp. and its subsidiary Perfect Line and not from the perspective of PIH.

                                     PART I

Item 1. Condensed Financial Statements
--------------------------------------

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS



                                                                   March 31, 2006                        December 31, 2005
                                                             ---------------------             ----------------------------
                                                                 (unaudited)
Current Assets
   Cash                                                  $                152,828             $                    353,180
   Accounts Receivable                                                    172,015                                  212,156
   Inventory                                                              126,069                                  208,453
   Prepaid Expenses                                                        80,135                                   73,314
   Notes Receivable                                                         3,005                                   21,600
                                                             ---------------------                 ------------------------

          Total Current Assets                                            534,052                                  868,703
                                                             ---------------------                 ------------------------


Property and Equipment
   Total Property and Equipment, Net                                      726,847                                  789,014
                                                             ---------------------                 ------------------------


Other Assets
   Deposits                                                                28,471                                   28,471
   Other intangible assets, net                                               667                                    1,742
   Notes Receivable                                                       308,271                                  290,400
                                                             ---------------------                 ------------------------
          Total Other Assets                                              337,409                                  320,613
                                                             ---------------------                 ------------------------

Total Assets                                             $              1,598,308             $                  1,978,330
                                                             =====================                 ========================























              The accompanying notes are an integral part of these
                       consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)


                  LIABILTIES AND SHAREHOLDERS' EQUITY (DEFICIT)


                                                                   March 31, 2006                           December 31, 2005
                                                             ---------------------                 ---------------------------
                                                                 (unaudited)
Current Liabilities
   Accounts Payable                                      $                695,870             $                       925,761
   Accrued Payroll Expense                                                 22,891                                      56,438
   Accrued Sales Tax Payable                                               11,205                                      12,018
   Gift Cert. & Customer Deposits                                          19,055                                      22,624
   Deposits on Simulator Sales                                            905,061                                   1,257,101
   Accrued Liabilities                                                    429,206                                     379,820
   Deferred Revenue                                                       111,731                                     118,715
   Notes Payable - Related parties                                        146,000                                     146,000
   Notes payable                                                          899,362                                     681,223
                                                             ---------------------                 ---------------------------

          Total Current Liabilities                                     3,240,381                                   3,599,700
                                                             ---------------------                 ---------------------------


Long-term Liabilities
                                                             ---------------------                 ---------------------------
   Notes  payable                                                         122,500                                     122,500
                                                             ---------------------                 ---------------------------

                                                             ---------------------                 ---------------------------
          Total Liabilities                                             3,362,881                                   3,722,200
                                                             ---------------------                 ---------------------------


Shareholders Equity
   Common Stock                                                             9,377                                       9,377
   Additional Paid in Capital                                           5,360,270                                   5,360,270
   Retained Earnings                                                  (7,134,220)                                 (7,113,517)
                                                             ---------------------                 ---------------------------
          Total Shareholders Equity                                   (1,764,573)                                 (1,743,870)
                                                             ---------------------                 ---------------------------

Total Liabilities & Equity                               $              1,598,308             $                     1,978,330
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

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)



                                                         For the 3 months ending               For the 3 months ending
                                                             March 31, 2006                        March 31, 2005
                                                        --------------------------           ----------------------------

Revenues
   Company Store Sales                              $                     508,499         $                      648,134
   Revenue Share Sales                                                     94,931                                266,194
   Simulator Leases                                                        19,000                                      -
   Sales of Simulator Systems                                             973,452                                761,106
                                                        --------------------------           ----------------------------

          Total Revenues                                                1,595,882                              1,675,434
                                                        --------------------------           ----------------------------


Cost of Sales
   COGS - Merchandise                                                       4,057                                 57,623
   Group Sales Expenses                                                    11,459                                  3,661
   COGS - Sale of Simulators                                              337,738                                346,548
                                                        --------------------------           ----------------------------

          Total Cost of Sales                                             353,254                                407,832
                                                        --------------------------           ----------------------------

Gross Profit                                                            1,242,628                              1,267,602
                                                        --------------------------           ----------------------------

General & Admin Expenses
   Payroll Related Expenses                                               481,913                                521,671
   Occupancy Expenses                                                     273,128                                301,959
   Other Operating Expenses                                               461,353                                396,374
                                                        --------------------------           ----------------------------

          Total Operating Expenses                                      1,216,394                              1,220,004
                                                        --------------------------           ----------------------------


Operating Profit                                                           26,234                                 47,598
                                                        --------------------------           ----------------------------

          Interest Expense                                                 46,937                                 86,324
                                                        --------------------------           ----------------------------


Net Loss before Income Tax Expense                                       (20,703)                               (38,726)

          Income Tax Expense                                                    -                                      -
                                                        --------------------------           ----------------------------



Net Loss                                            $                    (20,703)        $                      (38,726)
                                                        ==========================           ============================

Net Loss per share                                  $                      (0.00)        $                        (0.00)
                                                        ==========================           ============================

Weighted Average Shares Outstanding                                    93,769,177                             87,715,910
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

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                    For the Three Months Ended
                                                                                              March 31
                                                                            --------------------------------------
                                                                                    2006                     2005
                                                                            --------------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                    $       (20,703)    $       (38,726)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
      Depreciation and amortization                                                     82,869              86,248
      Warrants issued related to sales agreements                                            -              55,233
      Amortization of notes payable discount                                             1,958              51,812
   Net changes in operating assets and liabilities:
     (Increase) decrease in trade accounts and other receivable                         40,865            (165,604)
     (Increase) decrease in inventory                                                   82,384            (210,759)
     (Increase) decrease in Intangibles                                               (130,700)                  -
     (Increase) decrease in prepaid expenses and other assets                           (6,821)              1,979
     (Increase) decrease in deposits                                                         -              (1,400)
     Increase (decrease) in accounts payable                                          (229,891)            200,806
     Increase (decrease) in accrued payroll and payroll taxes                          (33,547)            (41,366)
     Increase (decrease) in sales tax payable                                             (812)            (10,723)
     Increase (decrease) in gift certificates and customer deposits                     (3,569)             (2,331)
     Increase (decrease) in accrued expenses                                            49,383              60,517
     Increase (decrease) in deferred revenue                                            89,016                   -
     Increase (decrease) in deposits on simulator sales                               (352,040)           (245,510)
                                                                            ------------------  -------------------

       Net Cash Provided (Used) by Operations                                         (431,606)           (259,824)
                                                                            ------------------ --------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                                 (489,382)           (428,925)
   Sale of property and equipment                                                      600,455             382,270
                                                                            ------------------- -------------------

       Net Cash Provided (Used) by Investing Activities                                111,073             (46,655)
                                                                            ------------------ --------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance (payment) of notes payable                                   120,181            (573,056)
                                                                            ------------------  -------------------

       Net Cash Provided (Used) by Financing Activities                                120,181            (573,056)
                                                                            ------------------  -------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (200,352)           (879,535)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         353,180           1,334,673
                                                                            ------------------  -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $          152,828  $          455,138
                                                                            ==================  ===================











              The accompanying notes are an integral part of these
                       consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)




                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                               2006                     2005
                                                                            ---------------      -----------------


SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Cash paid for interest                                                   $           25,479  $           23,882


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:



   Discount on convertible notes                                            $                -  $           51,812

   Warrants issued related to sales agreements                              $                -  $           55,233




































              The accompanying notes are an integral part of these
                       consolidated financial statements.

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2006 and December 31, 2005




NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               a. Unaudited Interim Financial Information

               The accompanying unaudited condensed consolidated balance sheets of Interactive Motorsports and Entertainment Corp. (the "Company") at March 31, 2006 and December 31, 2005 and the unaudited consolidated statements of operations and statements of cash flows for the three months ended March 31, 2006 and March 31, 2005 have been prepared by the Company's management and do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Although management believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual financial statements included in the Company's annual report on Form 10-KSB. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006 or any future period.

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

NOTE 2 -      DEBT AND CREDIT ARRANGEMENTS

               Pursuant to a Note and Option Purchase Agreement and Security Agreement dated February 2, 2004, the note holder of the final $146,000 was repaid $50,000 in the third quarter of 2005, with the balance due by December 31, 2006, with the expiration of the accompanying option on February 1, 2007. The value of the options was amortized to interest expense over their original life which expired March 1, 2005. Amortization of option discount for the options related to the 2004 Agreement of $51,812 was included in interest expense for the twelve months ended December 31, 2005.

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

        INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2006 and December 31, 2005



               On March 29, 2006, Perfect Line and MOAC Mall Holdings, LLC, the Mall of America landlord, agreed to a stipulation agreement whereby Perfect Line signed a promissory note totaling $294,652 payable in five (5) quarterly installments, with the first payment of $78,471 made on February 28, 2006, and payments of $54,045 to be made beginning July 14, 2006 and ending July 15, 2007.


NOTE 3 -       SIMULATOR SALE AGREEMENTS

               The Company completed the sale of four SMS simulators to the operator of the Mentor, OH location, the sale of six SMS simulators to an operator in Kissimmee, FL, the sale of two SMS simulators to be used by DaimlerChrysler at various North American automotive shows and corporate events and the sale of 4 Reactor simulators to H & H Motorsports for their Reactor Mobile Experience. In addition, 28% of the asset sale to Race Car Simulation Corp. was booked in January following installation of the 6 SMS simulators at the NASCAR SpeedPark in Myrtle Beach, SC and 72% of the sale of 4 SMS simulators to Vacationland Family Entertainment in Brainerd, MN was booked in March. The Company also has a signed asset purchase agreement for 4 Reactor simulators to be installed in the NASCAR Speedpark in Concord, NC in May of this year.

NOTE 4 -       SUBSEQUENT EVENTS

               Management is currently negotiating with NASCAR to reduce the scope of the license agreement for the name "NASCAR Silicon Motor Speedway" and the trademarked logo, or possibly to terminate the license which currently has a term until 2009. The Company uses the NASCAR Silicon Motor Speedway on its two owned and operated racing centers in Mall of America and Universal CityWalk, but has limited additional sites where the brand is used. Without sites generating royalties to NASCAR, the Company has fallen behind in royalty payments and minimum guarantees, and therefore is in discussions with NASCAR to either maintain the license at limited locations, or terminate the license.

               The Company is negotiating for the financing of 16 Reactor simulators that would be installed in the following locations: 6 in Mall of America, 2 in Universal CityWalk, and 4 in each of two Reactor Mobile Experiences. This financing, or alternatively an additional asset purchase in the near future, is essential for the Company to maintain its current monthly cash flow needs.

               The Company is behind three months in rent to its landlord at one of its owned and operated mall stores, but is working with the landlord to resolve this amicably.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

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

For the three months ending March 31, 2006, the Company's racing centers, leased and revenue share simulators and sold simulators generated revenue of approximately $1.6 million. Management has transitioned the Company's business model from an owned and operated, mall-based racing center concept to a simulator purchase, revenue share or leasing business, with the owner of the purchased simulators required to enter into an ongoing license and maintenance agreement. The Company now offers two simulator products, both using the proprietary software and motion platform, but each offering different features and different price points. The Company plans to offer License, Operation and Maintenance agreements to potential operators of its new Reactor Mobile Experience (48 foot trailer with 4 Reactors installed).

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

Revenue Share (72 Simulators):
        Location                Market            Sq. Ft.          Simulators
1)  Mall of Georgia          Atlanta, GA           5,895              8 SMS
2)  Riverchase Galleria      Birmingham, AL        6,188              8 SMS
3)  Jordan Creek Town Ctr    Des Moines, IA        4,000              8 SMS
4)  NASCAR SpeedPark         Sevierville, TN       1,584              6 SMS #
5)  NASCAR SpeedPark         St. Louis, MO         1,496              6 SMS #
6)  NASCAR SpeedPark         Toronto, Canada       1,500              6 SMS #
7)  NASCAR SpeedPark         Myrtle Beach, SC      1,600              6 SMS #
8)  Playcenter (b)           Sao Paulo, Brazil     1,000              4 SMS*

9)  Burdick Driver's Village  Syracuse, NY         3,472              8 SMS #
10) Bass Pro Outdoor          Harrisburg, PA         500              2 SMS
11) Bass Pro Outdoor          Clarksville, IN        750              3 SMS
12) University Mall           Burlington, VT        3700              5 SMS
13) Bass Pro Outdoor (a)      Springfield, MO        500              2 SMS
             a.  Scheduled to open Q2
             b.  Scheduled to open TBD

Mobile Unit Leases (16 Simulators):

1)  Nextel Mobile Experience    2004-06 NASCAR Nextel Cup series events 6 SMS #
2)  Perfect Line/NTI Experience Mobile Experience                       2 SMS
3)  Nextel Mini Experiences     Nextel regional marketing               6 SMS #
4)  DaimlerChrysler             European Auto Shows                     2 SMS

Sales of Simulators (74 Simulators):

    ___Buyer___            _____Market____             Simulators
1)  Roltex                Moscow, Russian Federation    8 SMS *
2)  Tonne Mgmt            Wisconsin Dells, WI           4 SMS *
3)  Ft. Gordon            Ft. Gordon, GA                2 SMS
4)  I-Vision Tech.        Abu Dhabi, UAE                4 SMS
5)  I-Vision Tech.        Abu Dhabi, UAE                2 SMS
6)  Fun City              Burlington, IA                1 SMS
7)  DaimlerChysler        US Auto Shows in 2006         2 SMS
8)  NASCAR Speedpark      Concord, NC                   4 Reactors
9)  Opry Mills            Nashville, TN                10 SMS
10) Gurnee Mills          Chicago, IL                   6 SMS
11) Concord Mills         Charlotte, NC                12 SMS
12) H&H Motorsports       Boone, NC                     4 Reactors
13) Gate A Sports         Cleveland, OH                 5 SMS
14) Skycoaster of Florida Kissimmee, FL                 6 SMS
15) Vacationland F.E.     Brainerd, MN                  4 SMS

# Denotes assets sold to Race Car Simulation Corporation with no current revenue stream to Company
* Denotes that simulators are not yet installed

The balance of the 192 SMS simulators built since inception are at the Company's warehouse or Elan Motorsports Technologies where they are built.

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

While the Company began to earn profits by late 2004, management decided it was necessary to generate cash to reduce debt and secure growth capital As a result, on December 31, 2004 and on March 31 and April 15, 2005, the Company entered into three Asset Purchase Agreements pursuant to which it sold a total of forty-four (44) of its existing race car simulators in revenue producing sites to Race Car Simulation Corporation ("RCSC"), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP ("Dolphin") for an aggregate purchase price of $2,856,600. While these transactions reduced debt and allowed the Company to begin building new simulators, it also reduced cash flow by approximately
$1,000,000 on an annual basis until the Company could activate another 44 simulators into the market on a revenue share basis. This, coupled with the fact that Checker Flag Lightning stopped paying on its revenue share agreements (approximately $1,000,000 annually) created cash flow issues for the Company during 2005. The sale of SMS simulators during this period helped to offset the cash flow problem, and continues to be essential to maintain the cash flow required to cover monthly general and administrative costs.

Overview of Financial Position and Results of Operations
--------------------------------------------------------

During the three months ended March 31, 2006, the Company had total revenues of $1,595,882 compared to $1,675,434 for the three months ended March 31, 2005, a 5% decrease. Revenue from company store sales decreased by 22% as the company executed its revised business plan focusing on simulator sales and revenue share/lease locations versus company owned locations. On a per store basis, the Company generated an average of $216,045 per store on the three company store locations in the first three months of 2005, compared with $254,250 per store on the two store locations operating in the comparable period in 2006. Offsetting the decline in total company store sales in the first three months ending March 31, 2006 and a 64% decrease in revenue share sales was a 28% increase sales of simulators as compared to the first three months ending March 31, 2005. The Company recorded all or a portion of 6 sales transactions for 23 SMS simulators and 4 Reactor simulators.

The Company recorded its second consecutive quarterly operating profit, posting nearly equivalent year over year financial results during the three months ending March 31, 2006. Although revenues decreased by $79,552 for the three months ending March 31, 2006 as compared to the three months ending March 31, 2005, cost of good sold for the comparable periods decreased by $54,577. This was the result of the change in the mix of the Company's revenue sources, with the Company focusing on simulator sales and revenue share/lease locations versus company owned locations. Consequently, gross profit for the three months ending March 31, 2006 fell by 2% as compared to the same period in 2005.

Offsetting the decrease in gross profit was the decline in operating expenses of less than 1%, resulting in a $26,234 operating profit for the quarter ending March 31, 2006. This operating profit represents a $21,364 reduction from the $47,598 operating profit for the quarter ending March 31, 2005. Payroll expenses declined 8% and occupancy expenses declined 10% when comparing the first quarter 2006 to the first quarter 2005. Interest expense for the three months ending March 31, 2006 was $46,937 as compared to $86,324 for the comparable quarter in 2005. The net loss for the quarter ending March 31, 2006 of $20,703 was $18,023 less than the $38,726 loss for the same quarter one year ago. The three month period ending March 31, 2006 marked the second consecutive quarter that the company was able to generate a positive operating profit and positive EBITDA. EBITDA for the three months ending March 31, 2006 was $109,103 as compared to $133,846 for the same period ending March 31, 2005. Since inception on May 31, 2001 and through March 31, 2006, the Company has accumulated aggregate losses totaling $7,134,220.

The Company's cash flow from operations decreased during the quarter ending March 31, 2006 as compared to the comparable period in 2005. Cash used from operations for the three months ending March 31, 2006 decreased by $171,782 to ($431,606) as compared to the same three month period in 2005. The cash requirements from the increases in accounts receivable and inventory were partially offset by the increase in accounts payable. Additionally, deposits on simulator sales decreased due to the recording of six SMS and Reactor simulator sales transactions in the quarter. Cash flow from all sources (operations, investing activities and financing activities) was insufficient to fund the company during the three months ending March 31, 2006, and resulted in a $200,352 reduction in the Company's cash position. This compares with $879,535 in cash reduction for all sources for the period ending March 31, 2005.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002, loans from related parties including net proceeds of $687,500 received in March, 2003, and net proceeds received between February 2004 and June 2004 totaling $604,000, $122,500 in loan proceeds form the sale of the 2005 Notes between October and November, 2005, $1.257 million received in the form of deposits for the placement of race car simulators in revenue share locations, or for the future purchase by third parties of racecar simulators, and by delaying payments to its vendors.

Review of Consolidated Financial Position
-----------------------------------------

Cash and Cash Equivalents: The Company had $152,828 in cash and cash equivalents as of March 31, 2006 compared with $353,180 at December 31, 2005, a decrease of $200,352. This decrease in the company's position of cash during the first three months of 2006 was due principally to payments to vendors and general operating expenses. See further discussion under the "Liquidity and Capital Resources" section below.

Trade Accounts Receivable: At the year ending December 31, 2005, the Company established a reserve of $245,254 for a portion of the debt owed the Company by Checker Flag Lightning. The Company continues to pursue the collection of the debt owed the Company by CFL, and there is disagreement between the parties as to the amount due.

Inventory: At March 31, 2006, inventory decreased by $82,384 from December 31, 2005 levels due primarily to the delivery of simulators from Elan Motorsports or the Company's warehouse for deployment to new sites. Simulators in inventory decreased by $80,062 from December 31, 2005 levels to $125,628 at March 31, 2006. Merchandise inventory decreased by $2,322 from December 31, 2005 levels during the period ending March 31, 2006 as the Company did not have the cash to replenish merchandise stock after the holidays.

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

On March 29, 2006, Perfect Line and MOAC Mall Holdings, LLC, the Mall of America landlord, agreed to a stipulation agreement whereby Perfect Line signed a promissory note totaling $294,652 payable in five (5) quarterly installments, with the first payment of $78,471 made on February 28, 2006, and payments of $54,045 to be made beginning July 14, 2006 and ending July 15, 2007.

Deposits on Simulator Sales: During the three month period ending March 31, 2006, the Company recorded all or a portion of six SMS and Reactor simulator sales transactions. This activity resulted in the reduction of deposits on simulator sales of $352,040 to $905,061 as compared to the balance at December 31, 2005.

Other Liabilities: Accounts payable, accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends.

Review of Consolidated Results of Operations
--------------------------------------------

During the three months ended March 31, 2006, the Company had total revenues of $1,595,882 compared to $1,675,434 for the three months ended March 31, 2005. Revenue from company store sales decreased by 22% as the company executed its revised business plan focusing on revenue share sites, leases and simulator sales versus company owned locations. On a per store basis, the Company generated an average of $216,045 per store on the three company store locations in the first three months of 2005, compared with $254,250 per store on the two store locations operating in the comparable period in 2006. Offsetting the decline in total company store sales in the first three months ending March 31, 2006 and a 64% decrease in revenue share sales was a 28% increase in sales of simulators as compared to the first three months ending March 31, 2005. The Company recorded six SMS and Reactor sales transactions for 23 SMS simulators and 4 Reactor simulators during the three months ending March 31, 2006.

The Company recorded its second consecutive quarterly operating profit, posting nearly equivalent year over year financial results during the three months ending March 31, 2006. Sales decreased by 5% for the three months ending March 31, 2006 as compared to the three months ending March 31, 2005, while cost of goods sold for the comparable periods decreased by 13%. Gross profit for the three months ending March 31, 2006 fell by 2% as compared to the same period in 2005.

Offsetting the decrease in gross profit was the decline in operating expenses by less than 1%, resulting in a $26,234 operating profit for the quarter ending March 31, 2006. This operating profit represents a $21,364 reduction from the $47,598 operating profit for the quarter ending March 31, 2005. Payroll expenses declined 8% and occupancy expenses declined 10% when comparing the first quarter 2006 to the first quarter 2005. Interest expense for the three months ending March 31, 2006 was $46,937 as compared to $86,324 for the comparable quarter in 2005. The net loss for the quarter ending March 31, 2006 of $20,703 was $18,023 less than the $38,726 loss for the same quarter one year ago. The period ending March 31, 2006 marked the second consecutive quarter that the company was able to generate positive EBITDA. EBITDA for the three months ending March 31, 2006 was $109,103 as compared to $133,846 for the same period ending March 31, 2005.

Liquidity and Capital Resources
-------------------------------

The primary source of funds available to the Company are receipts from customers for simulator and merchandise sales in its two owned and operated racing centers, percentage of gross revenues from simulator races and minimum guarantees from revenue share and lease sites, the sale of simulators, proceeds from equity offerings including the $2,610,050 received in August 2002, proceeds from debt offerings including the $700,000 in Secured Bridge Notes and warrants issued in March 2003, the $604,000 in net proceeds from Notes and options issued between February and June, 2004, the additional loan of a net $100,000 from one of the existing Bridge Loan note holders, $122,000 from the 2005 Note, loans from shareholders, credit extended by vendors, and possible future financings.

As of the filing of this Form 10-QSB, the net proceeds of $1,874,708 from the three sales transactions for the sale of 44 simulators to Race Car Simulation Corp. have been depleted. The Company believes that it has generated a significant interest in its simulators, and that some combination of revenue share agreements, lease agreements and simulator sales agreements with both the original SMS simulator and the new Reactor simulator will be sufficient to fund the daily operations of the business, although there can be no assurances. Additionally, the Company continues to seek manufacturing financing to fully implement the desired level of growth management believes its revised business model is capable of generating. The Company's ability to raise the desired financing will depend on many factors, but the Company intends to leverage the market value of its assets as collateral. Management believes that some combination of original SMS simulator and new Reactor simulator sales and the increased revenues that come from additional third party revenue share and lease agreements will allow the Company to maintain and increase positive EBITDA and regain profitability, although there can be no assurances.

Management is optimistic that the new Reactor will be attractive to customers seeking a lower priced simulator with greater mobility and portability. The Reactor debuted at the 2005 IAAPA convention in mid-November, 2005. Management is also encouraged by the initial interest in, and the potential profitability of, the mobile application of the new Reactor, although there can be no assurance.

On December 31, 2004, March 31, 2005 and April 15, 2005, the Company entered into three Asset Purchase Agreements pursuant to which it sold forty-four (44) of its race car simulators that were located in existing revenue share locations, or had been installed in new revenue share sites. While this transaction generated an aggregate purchase price of $2,856,600, it also depleted monthly revenue share payments to the Company generated by the simulators that were sold. Management intends to contract with revenue share partners and install simulators within its inventory to replenish the cash flow lost from 34 of the 44 simulators that were sold in a timely manner, although there can be no assurances. The Company has also configured two simulators for lease that were part of the Dodge exhibit at the Frankfort (Germany) Motor Show, and are expected to be part of the Dodge exhibit at future auto shows throughout Europe.

During the three months ending March 31, 2006, the operating activities of the Company used net cash of $431,606 compared to net cash used of $259,824 for the comparable period in 2005. The drivers for the $171,782 reduction in cash used from operations can be attributed to the decrease in accounts payable and deposits on simulator sales.

During the three months ending March 31, 2006, the Company generated $111,073 of net cash in investing activities compared with $46,655 of net cash used in investing activities during the comparable period in 2005. The increase in cash from investing activities is primarily related to the sale of simulators.

During the three months ending March 31, 2006, the Company generated $120,181 of cash from financing activities compared with $573,056 of cash used during the comparable period in 2005. The proceeds from financing activities is primarily related to the promissory note with MOAC.

As of March 31, 2006, the Company had cash and cash equivalents totaling $152,828 compared to $455,138 at December 31, 2005. Current assets totaled $534,052 at March 31, 2006 compared to $868,703 on December 31, 2005. Current liabilities totaled $3,240,381 on March 31, 2006 compared with $3,599,700 on December 31, 2005. As such, these amounts represent an overall increase in working capital of $24,668 for the three months ending March 31, 2006.

ITEM 3. Internal Controls and Procedures
----------------------------------------


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

                                     PART II

Item 1.  Legal Proceedings
--------------------------

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. As of March 31, 2006 and as of the filing of this Interim Report on Form 10-QSB, the Company is not aware of any material legal actions directed against the Company.

Item 2.  Changes in Securities
------------------------------

None, not applicable.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None, not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None, not applicable.

Item 5.  Other Information
--------------------------

None, not applicable.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

A. Exhibits.

   3(i)   Articles of Incorporation (1)
   3(ii)  By-Laws(1)
   10.1   Form of Secured Bridge Notes (2)
   10.2   Form of Procurement Contract (3)
   10.3   Form of Master Revenue Sharing Agreement (3)
   10.4 Asset Purchase Agreement with Race Car Simulation Corporation, a portfolio company of Dolphin Direct Equity Partners, LP (4)
   10.5 Asset Purchase Agreement with Checker Flag Lightning, LLC ("CFL"), a Michigan limited liability corporation (5)
   11.1   Computation of Earnings (Loss) Per Share
   14.1   Code of Ethics
   21.1   Subsidiaries
   31.1 Certification of William R. Donaldson as Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Security Exchange Act of 1934.
   32.1 Certification of William R. Donaldson as Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
   32.2 Certification of William R. Donaldson as Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350.

   1) Incorporated by reference from Form 10-QSB filed on November 14, 2002
   2) Incorporated by reference from Form 8-K filed on March 13, 2003
   3) Incorporated by reference from Form 10-QSB filed on May 17, 2004
   4) Incorporated by reference from Form 8-K filed on January 6, 2005
   5) Incorporated by reference from From 8-K filed on January 6, 2006

B. Reports on Form 8-K.

   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

       Date: May 15, 2006         By:   /s/ William R. Donaldson
                                        ----------------------------------
                                        William R. Donaldson
                                        Chairman of the Board and
                                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Date: May 15, 2006         By:   /s/ William R. Donaldson
                                        ----------------------------------
                                        William R. Donaldson
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

        Date: May 15, 2006        By:   /s/ William R. Donaldson
                                        ----------------------------------
                                        William R. Donaldson
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Financial Officer)

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