Form 10QSB
period 2006-06-30
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2006-08-21
CIK 1115551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-30771

INTERACTIVE MOTORSPORTS AND

ENTERTAINMENT CORP.

(Exact name of registrant as specified in charter)

Indiana

(State or other jurisdiction of incorporation or organization)

35-2205637

(I.R.S. Employer I.D. No.)

5624 West 73rd Street, Indianapolis, Indiana 46278

(Address of principal executive offices)

(317) 295-3500

(Registrant's telephone number, including area code)

Indicate by checkmark whether the Issuer: (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No [] (2) Yes ☒ No []

As of August 18, 2006, there were 93,769,177 (par value $0.0001) common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Exhibit Index on page 25.

INDEX TO QUARTERLY REPORT ON FORM 10-QSB

Page

Number

Section

NOTE ON FORWARD LOOKING INFORMATION	3
BASIS OF PRESENTATION	4

PART I

Item 1.	Unaudited Financial Statements and Notes to Financial Statements
	Consolidated Balance Sheets at June 30, 2006 and December 31, 2005	5
	Consolidated Statements of Operations for the Three Months Ended
	June 30, 2006 and 2005	7
	Consolidated Statements of Operations for the Six Months Ended
	June 30, 2006 and 2005	8
	Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2006 and 2005	9
	Notes to Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Internal Controls and Procedures	21

PART II

Item 1.	Legal Proceedings	22
Item 2	Changes in Securities.	22
Item 3	Defaults Upon Senior Securities.	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES	24

EXHIBITS INDEX	25

NOTE ON FORWARD LOOKING INFORMATION

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

BASIS OF PRESENTATION

Effective August 2, 2002, Pacific International Holding, Inc., a Utah corporation (“PIH”), which was originally organized in 1986, changed its state of domicile and name by merging with and into Interactive Motorsports and Entertainment Corp. (the surviving entity), an Indiana corporation (the "Company"), pursuant to an Agreement and Plan of Reorganization. Per the merger agreement, each share of PIH common stock outstanding immediately prior to the effective date of the merger was cancelled and converted into four shares of Interactive Motorsports and Entertainment Corp. common stock. Although it had been in a variety of businesses for over 15 years, at the time of the merger, PIH had limited operations.

Subsequent to the merger and effective as of the same date, the Company acquired pursuant to a Plan and Agreement of Exchange all of the issued and outstanding shares of common stock and preferred stock of Perfect Line, Inc., an Indiana corporation ("Perfect Line"), from the Perfect Line shareholders in exchange on a “share-for-share” basis for shares of the Company’s common stock and preferred stock. As a result of the share exchange, the Perfect Line shareholders held as of August 2, 2002 Company shares representing approximately eighty-two percent (82%) of the Company’s capital stock. Also effective as of August 2, 2002, the members of the Board of Directors of Perfect Line were elected to replace the members of the Company’s Board of Directors and the executive officers of Perfect Line became the executive officers of the Company.

As Perfect Line had revenues, operations, and business activity, for financial reporting purposes, Perfect Line is considered the acquirer, and therefore the predecessor, and the Company is considered the acquiree for accounting and reporting purposes. Due to the fact that the merger is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. The operations of Interactive Motorsports and Entertainment Corp. have been included in consolidation from August 2, 2002 through June 30, 2006.

All information in this Form 10-QSB is presented from the perspective of Interactive Motorsports and Entertainment Corp. and its subsidiary Perfect Line and not from the perspective of PIH.

PART I

Item 1. Condensed Financial Statements

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	June 30, 2006	December 31, 2005
	(Unaudited)	(Restated)
Current Assets
Cash	$67,827	$353,180
Accounts Receivable	100,720	212,156
Inventory	126,069	208,453
Prepaid Expenses	35,366	73,314
Notes Receivable	3,050	21,600
Total Current Assets	333,032	868,703

Property and Equipment
Total Property and Equipment, Net	1,069,442	1,187,811

Other Assets
Deposits	28,471	28,471
Other intangible assets, net	-	1,742
Notes Receivable	307,244	290,400
Total Other Assets	335,715	320,613

Total Assets	$1,738,189	$2,377,127

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILTIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	June 30, 2006	December 31, 2005
	(Unaudited)	(Restated)
Current Liabilities
Accounts Payable	$913,042	$925,761
Accrued Payroll Expense	41,373	56,438
Accrued Sales Tax Payable	7,627	12,017
Gift Cert. & Customer Deposits	20,506	22,624
Deposits on Simulator Sales	857,468	1,257,101
Accrued Liabilities	437,239	379,820
Notes Payable - Related parties	146,000	146,000
Notes payable	1,341,304	1,074,696
Total Current Liabilities	3,764,559	3,874,457

Long-term Liabilities
Notes payable	1,655,074	1,898,170

Total Liabilities	5,419,633	5,772,627

Shareholders’ Equity (Deficit)
Common Stock	9,377	9,377
Additional Paid in Capital	5,360,270	5,360,270
Retained Deficit	(9,051,091)	(8,765,148)
Total Shareholders’ Equity (Deficit)	(3,681,444)	(3,395,501)

Total Liabilities & Shareholders’ Equity (Deficit)	$1,738,189	$2,377,127

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

	For the 3 months ending June 30, 2006	For the 3 months ending June 30, 2005
	(Unaudited)	(Unaudited)
		(Restated)
Revenues
Company Store Sales	$448,920	$568,494
Revenue Share Sales	64,058	77,509
Simulator Leases	19,000	19,000
Sales of Simulator Systems	381,115	281,185
Total Revenues	913,093	946,188

Cost of Sales
COGS - Merchandise	2,223	51,310
Group Sales Expenses	647	1,803
COGS - Sale of Simulators	67,230	74,400
COGS – Special Events	25,567	(10,257)
Inventory Adjustments	(2,223)	-
Total Cost of Sales	93,444	117,256

Gross Profit	819,649	828,932

General & Admin Expenses
Payroll Related Expenses	399,924	511,319
Occupancy Expenses	291,329	312,139
Other Operating Expenses	328,975	448,761
Total Operating Expenses	1,020,228	1,272,219

Operating Loss	(200,579)	(443,287)

Interest Expense	(122,196)	(109,015)

Net Loss before Income Tax Expense	(322,775)	(552,302)

Income Tax Expense	-	-

Net Loss	$(322,775)	$(552,302)

Net Loss per share	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	93,769,177	88,265,361

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

	For the 6 months ending June 30, 2006	For the 6 months ending June 30, 2005
	(Unaudited)	(Unaudited)
		(Restated)
Revenues
Company Store Sales	$950,436	$1,212,540
Revenue Share Sales	158,989	343,703
Simulator Leases	38,000	19,000
Sales of Simulator Systems	1,531,175	299,069
Total Revenues	2,678,600	1,874,312

Cost of Sales
COGS - Merchandise	6,280	108,932
Group Sales Expenses	647	5,463
COGS - Sale of Simulators	404,967	275,615
COGS – Special Events	37,026	-
Inventory Adjustments	(2,223)	(10,257)
Total Cost of Sales	446,697	379,753

Gross Profit	2,231,903	1,494,559

General & Admin Expenses
Payroll Related Expenses	881,837	1,032,991
Occupancy Expenses	564,458	614,098
Other Operating Expenses	822,271	855,449
Total Operating Expenses	2,268,566	2,502,538

Operating Loss	(36,663)	(1,007,979)

Interest Expense	(249,280)	(241,655)

Net Loss before Income Tax Expense	(285,943)	(1,249,634)

Income Tax Expense	-	-

Net Loss	$(285,943)	$(1,249,634)

Net Loss per share	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	93,769,177	87,992,153

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30

	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(285,943)	$(1,249,634)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	218,680	195,096
Common stock issued for services	-	70,000
Warrants issued related to sales agreements	-	94,502
Amortization of notes payable discount	3,915	51,812
Net changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivable	111,435	(204,775)
(Increase) decrease in inventory	82,384	(97,346)
(Increase) decrease in Intangibles	(102,294)	-
(Increase) decrease in prepaid expenses and other assets	39,653	27,909
(Increase) decrease in deposits	-	8,530
Increase (decrease) in accounts payable	(12,719)	131,082
Increase (decrease) in accrued payroll and payroll taxes	(15,065)	(31,663)
Increase (decrease) in sales tax payable	(4,390)	(11,928)
Increase (decrease) in gift certificates and customer deposits	(93,138)	(3,688)
Increase (decrease) in accrued expenses	57,419	(60,145)
Increase (decrease) in deposits on simulator sales	(308,613)	(383,249)

Net Cash Used by Operations	(308,676)	(1,463,497)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(715,767)	(1,037,404)
Sale of property and equipment	719,493	588,996

Net Cash Provided (Used) by Investing Activities	3,726	(448,408)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from issuance (payment) of notes payable	19,597	926,316

Net Cash Provided by Financing Activities	19,597	926,316

DECREASE IN CASH	(285,353)	(985,589)

CASH BEGINNING OF PERIOD	353,180	1,334,673

CASH END OF PERIOD	$67,827	$349,084

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Six Months Ended June 30

	2006	2005
		(Restated)
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest	$52,916	$37,886

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

Common stock issued for services	$-	$70,000
Discount on convertible notes	$-	$51,812
Warrants issued related to sales agreements	$-	$94,502

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2006 and December 31, 2005

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheets of Interactive Motorsports and Entertainment Corp. (the “Company”) at June 30, 2006 and December 31, 2005 and the unaudited consolidated statements of operations and statements of cash flows for the six months ended June 30, 2006 and June 30, 2005 have been prepared by the Company’s management and do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Although management believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s latest annual financial statements included in the Company’s annual report on Form 10-KSB. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006 or any future period.

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2006 and December 31, 2005

Pursuant to the Note and Option Purchase Agreement and Security Agreement dated November 2005 (“2005 Agreement”), the Company issued notes bearing an interest rate of 12% payable in the total amount of $122,500. These notes were issued between October 13, 2005 and November 4, 2005. Each note came with an option to purchase common shares of the Company equal to the amount of notes purchased divided by the exercise price of the option. The notes are due on October 1, 2007. The value of the options will be amortized to interest expense over their life which expires on November 1, 2007. Amortization of option discount for the options related to the 2005 Agreement of $1,530 was included in interest expense for the twelve months ended December 31, 2005.

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

The Company completed the sale of 4 Reactor simulators to H & H Motorsports for their Reactor Mobile Experience, and the sale of three Reactor simulators to the NASCAR Speedpark in Concord, NC in the second quarter of 2006.

NOTE 4 -	SUBSEQUENT EVENTS

On July 14, 2006, Interactive Motorsports and Entertainment Corp (the “Company”) and its wholly owned subsidiary, Perfect Line, Inc. (“Perfect Line”) entered into Note and Warrant Purchase and Security Agreements with ten (10) investors in a private placement which is exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Reg. D and Rule 506 adopted thereunder. The Notes, totaling $950,000, were issued by Perfect Line, will be fully paid down July 17, 2010 and bear interest at a rate of 15% per annum for the total interest amount over the four year period of $314,988. The principle and interest on the Notes are payable weekly over a 4 year term and are secured by a first security interest in 20 of the simulators owned by Perfect Line.

The Warrants were issued by the Company, expire on July 17, 2011 and are exercisable at ten cents ($0.10) per Company share. Each purchaser of the Notes received warrant to purchase two and one-half shares of Company common stock for each dollar of Notes purchased.

The Company and Perfect Line will use the net proceeds of the offering to continue development and deployment of its new simulator model, enhance its two owned and operated racing centers and for working capital.

NOTE 5 -	PRIOR PERIOD ADJUSTMENT

Company management made the decision to restate the Company’s financial from the period beginning with Form 10-KSB for the year ended December 31, 2004 to the current date in order to account for the transactions with Race Car Simulator Corporation (“RCSC”) as a borrowing rather than an asset purchase in accordance with the guidance provided in paragraphs 21-22 of the Statement of Financial Accounting Standards No. 13 (SFAS 13). Management has concluded that it made a misinterpretation of this technical accounting rule. In order to make a fair presentation of its financials in compliance with Generally Accepted Accounting Principles, the Company is revising its revenue recognition policy with respect to sales where the Company retains substantial risk of ownership as defined in SFAS 13.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2006 and December 31, 2005

SFAS 13, paragraph 21 states, “The sale of property subject to an operating lease, or of a property that is leased by or intended to be leased by the third-party purchaser to another party, shall not be treated as a sale if the seller or any party related to the seller retains substantial risks of ownership in the leased property.” The paragraph goes on to describe an example where, in the case of a default by lessee or termination of the lease, the arrangements may involve a commitment by the seller to substitute an existing lease or to secure a replacement lessee under a remarketing agreement. A remarketing agreement by itself shall not disqualify accounting for the transaction as a sale if the seller (a) will receive a reasonable fee commensurate with the effort involved at the time of securing a replacement lessee for the property and (b) is not required to give priority to the re-leasing of the property owned by the third party purchaser over similar property owned by the seller. In the case of the Company’s Asset Purchase Agreements and Management Agreements with RCSC, Section 4.12 of the Asset Purchase Agreement provides RCSC, the Buyer, with a performance guarantee from the Company, the Seller, that Buyer shall receive at least the minimum guaranteed minimum payment amounts with respect to each Lease in effect on the date of the transaction. Since most of the Leases had terms of three years, the Company is considered to maintain “significant risk” during this guarantee period of time as defined in SFAS 13. Secondly, Section 1(a)(ii) of the Management Agreement between the Company and RCSC states that if any Simulators are not, at any time, being utilized to generate revenue for RCSC, the Company is obligated to place such Simulators into service under Leases with operators prior to placing any of its own Simulators into any such arrangements. Management has determined that the “substantial risk” under the Asset Purchase Agreements with RCSC is valid for a three year period since the risk of receiving ongoing minimum guarantees from the lease or revenue share agreements shifts to the Buyer after the three year period. Management has determined that the “substantial risk” under the Management Agreement is valid for a five year period since this is the expected time period for RCSC’s Aggregate Investment Amount to reach zero as detailed in Section 4 (a) of the Management Agreement. Once the Aggregate Investment Amount has reached zero (five years at the minimum payment levels of the leases/revenue share agreements), then the Company is compensated with 75% of the aggregate cash payments received by RCSC from the leases/revenue share agreements. Under the guidance provided in SFAS 13, the risk shifts to the Buyer (RCSC) at this time since the Seller (the Company) is being reasonably compensated for the effort under the Management Agreement.

Management has concluded that because “substantial risk”, as defined within SFAS 13, exists during the five year period after the Asset Purchase Agreement and Management Agreement transactions with RCSC and that such risk shifts at the three and five year periods, the Company’s transactions with RCSC on December 31, 2004, March 31, 2005 and April 15, 2005 shall each be treated from an accounting standpoint as a borrowing rather than an asset sale, and has restated its financials during this period of time to reflect this change in accounting.

The discovery has prompted management to restate its 2004 and 2005 financial statements to recognize a change in Net income (Loss) through an adjustment to revenue from simulator sales.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2006 and December 31, 2005

	As Reported	As Adjusted	Difference	Change in EPS

For the three Months ended
6/30/2005
Net Loss	$(389,220)	$(552,302)	$(163,082)	$(0.01)

For the six Months ended
6/30/2005
Total Assets	$2,171,803	$2,469,063	$297,260
Total Liabilities	$4,176,678	$6,404,729	$2,228,051
Shareholder Equity	$(2,004,875)	$(3,935,667)	$(1,930,792)
Net Loss	$(427,946)	$(1,249,634)	$(821,688)	$(0.01)

For the Year ended
12/31/2005
Total Assets	$1,978,330	$2,377,127	$398,797
Total Liabilities	$3,722,200	$5,772,627	$2,050,427
Shareholder Equity	$(1,743,870)	$(3,395,501)	$(1,651,631)
Net Loss	$(560,460)	$(1,095,074)	$(534,614)	$(0.01)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. The terms "Company", "we", "our" or "us" are used in this discussion to refer to Interactive Motorsports and Entertainment Corp. along with Interactive Motorsports and Entertainment Corp.’s wholly owned subsidiary, Perfect Line, Inc., on a consolidated basis, except where the context clearly indicates otherwise. The discussion and information that follows concerns the Registrant as it exists today, as of this filing, including the predecessor of the Company’s operations, Perfect Line, LLC. This discussion and analysis does not relate to the operations of Pacific International Holding, Inc. which had limited operations prior to the merger with the Company on August 2, 2002.

Overview

Interactive Motorsports and Entertainment Corp. (“IMTS” or the “Company”), an Indiana corporation, through its wholly owned subsidiary, Perfect Line, Inc., is a world leader in race simulation. The Company is in the business of manufacturing and then selling, revenue sharing or leasing race car simulators to contracted parties in malls, amusement parks, family entertainment centers, casinos and auto malls and mobile fan interactive experiences. Under licenses from America’s fastest growing sport, NASCAR, simulator customers experience driving in a NASCAR race car that simulates the motion, sights and sounds of an actual NASCAR event. The Company owns and operates NASCAR Silicon Motor Speedway racing centers at the Mall of America in Minneapolis, MN, and at Universal CityWalk in Hollywood, CA, where racing on 12 simulators and NASCAR merchandise are sold at each site.

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

For the six months ending June 30, 2006, the Company’s racing centers, leased and revenue share simulators and sold simulators generated revenue of approximately $2.3 million. Management has transitioned the Company’s business model from an owned and operated, mall-based racing center concept to a simulator purchase, revenue share or leasing business, with the owner of the purchased simulators required to enter into an ongoing license and maintenance agreement. The Company now offers two simulator products, both using the proprietary software and motion platform, but each offering different features and different price points. The Company is now offering License, Operation and Maintenance agreements to potential operators of its new Reactor Mobile Experience (48 foot trailer with 4 Reactors installed). The terms of the License may include exclusive territory rights for the Experience. Management is optimistic that the combination of Reactor simulator sales within the Experience along with the ongoing revenue from the License Operation and Maintenance agreements can generate increased profits for the Company, although there can be no assurance.

Perfect Line’s race simulators, including those owned by Race Car Simulation Corp., are currently featured in the following locations.

Locations

Company Owned (24 Simulators):

	Location	Market	Sq. Ft.	Simulators
1)	Mall of America	Minneapolis, MN	5,899	12 SMS
2)	Universal CityWalk	Los Angeles, CA	5,000	12 SMS

Revenue Share (74 Simulators):

	Location	Market	Sq. Ft.	Simulators
1)	Mall of Georgia	Atlanta, GA	5,895	8 SMS
2)	Riverchase Galleria	Birmingham, AL	6,188	8 SMS
3)	Jordan Creek Town Ctr	Des Moines, IA	4,000	8 SMS
4)	NASCAR SpeedPark	Sevierville, TN	1,584	6 SMS #
5)	NASCAR SpeedPark	St. Louis, MO	1,496	6 SMS #
6)	NASCAR SpeedPark	Toronto, Canada	1,500	6 SMS #
7)	NASCAR SpeedPark	Myrtle Beach, SC	1,600	6 SMS#
8)	Playcenter (b)	Sao Paulo, Brazil	1,000	4 SMS*
9)	Burdick Driver’s Village	Syracuse, NY	3,472	8 SMS #
10)	Bass Pro Outdoor	Harrisburg, PA	500	2 SMS
11)	Bass Pro Outdoor	Clarksville, IN	750	3 SMS
12)	University Mall	Burlington, VT	3700	5 SMS
13)	Bass Pro Outdoor (a)	Springfield, MO	500	2 SMS*
14)	Bass Pro Outdoor (a)	San Antonio, TX	500	2 SMS*

a.	Scheduled to open Q3
b.	Scheduled to open TBD

Mobile Unit Leases (16 Simulators):

1) Nextel Mobile Experience	2004-06 NASCAR Nextel Cup series events	6 SMS #
2) Perfect Line/NTI Experience	Mobile Experience	2 SMS
3) Nextel Mini Experiences	Nextel regional marketing	6 SMS #
4) DaimlerChrysler	European Auto Shows	2 SMS

Sales of Simulators (77 Simulators):

___Buyer___		_____Market____	Simulators
1) Roltex		Moscow, Russian Federation	8 SMS *
2) Tonne Mgmt		Wisconsin Dells, WI	4 SMS *
3)	Ft. Gordon	Ft. Gordon, GA	2 SMS
4)	I-Vision Tech.	Abu Dhabi, UAE	4 SMS
5)	I-Vision Tech.	Abu Dhabi, UAE	2 SMS
6)	Fun City	Burlington, IA	1 SMS
7)	DaimlerChysler	US Auto Shows in 2006	2 SMS
8)	NASCAR Speedpark	Concord, NC	3 Reactors
9)	Opry Mills	Nashville, TN	10 SMS
10) Gurnee Mills		Chicago, IL	6 SMS
11) Concord Mills		Charlotte, NC	12 SMS
12) H&H Motorsports		Boone, NC	4 Reactors
13) Gate A Sports		Cleveland, OH	5 SMS
14) Skycoaster of Florida		Kissimmee, FL	6 SMS
15) Vacationland F.E.		Brainerd, MN	4 SMS
16) Florida Simulated Racing Network		Sarasota, FL	4 Reactors*

# Denotes assets sold to Race Car Simulation Corporation with no current revenue stream to Company

* Denotes that simulators are not yet installed

The balance of the 192 SMS simulators built since inception are at the Company’s warehouse or Elan Motorsports Technologies where they are built.

History

NSMS racing centers were originally owned and developed by Silicon Entertainment, Inc. (“SEI”). SEI opened its first site in August 1997 at the Mall of America in Bloomington, Minnesota, the largest mall in the United States. SEI raised large sums of initial capital, of which, according to SEI internal documents, approximately $6.5 million was utilized to create its proprietary software technology and approximately $25 million was utilized to produce approximately 170 SMS simulators and complete the build-out of 15 stores in high traffic malls. SEI was unable to secure additional long term financing to support its capital expansion, and was liquidated through Chapter 7 bankruptcy in April 2001. Perfect Line’s assets were primarily acquired from creditors of SEI. As a result of SEI’s bankruptcy, Perfect Line was able to purchase the assets of SEI at a price substantially below SEI’s cost.

Perfect Line, LLC, a predecessor to Perfect Line, Inc., initially tested the mall-based business model by re-opening 12 of the SEI racing centers, which utilized 136 of the SMS simulators, between July 2001 and August 2002. The Company then warehoused 32 SMS simulators for future deployment and 2 SMS simulators were used for research and development purposes at the Company’s technology center in Santa Clara, California. The proprietary technology includes two U.S. Patents, which combine to create what management believes to be one of the world’s most realistic simulations of the sights, sounds and motions experienced by driving in an actual NASCAR race. The patented motion-based platform that the racecar simulator is mounted on is among the other assets that were acquired and licensed as part of the SEI asset purchase.

In August 2002, Perfect Line became a wholly owned subsidiary of IMTS, through an exchange of shares that resulted in Perfect Line shareholders owning approximately 82% of IMTS equity. Simultaneous with this event, approximately $2.6 million in private equity financing was made available to Perfect Line. Approximately one-half of the funding was used to retire the Company’s bank note and the balance was used for working capital.

In July of 2003, management began the process of revising the Company’s business model, changing the focus from the inherited Company owned and operated mall-based racing centers to revenue share, lease and purchased simulators for mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc. and mobile lease programs such as the Nextel Experience and the DaimlerChrysler auto show exhibits. After testing the assignment of one mall lease to Checker Flag Lightning (“CFL”) of Granville, Michigan in November of 2003, the Company assigned an additional six (6) mall leases to CFL in March of 2004. The business model change resulted in the Company’s first quarterly operating profit for the quarter ending September 30, 2004.

While the Company began to earn profits by late 2004, management decided it was necessary to generate cash to reduce debt and secure growth capital. As a result, on December 31, 2004 and on March 31 and April 15, 2005, the Company entered into three Asset Purchase Agreements pursuant to which it placed a total of forty-four (44) of its existing race car simulators in revenue producing sites to Race Car Simulation Corporation (“RCSC”), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”) for an aggregate purchase price of $2,856,600. While these transactions allowed the Company to begin building new simulators, it also reduced cash flow by approximately $1,000,000 on an annual basis until the Company could activate another 44 simulators into the market on a revenue share basis. This, coupled with the fact that Checker Flag Lightning stopped paying on its revenue share agreements (approximately $1,000,000 annually) created cash flow issues for the Company during 2005. The sale of SMS simulators during this period helped to offset the cash flow problem, and continues to be essential to maintain the cash flow required to cover monthly general and administrative costs.

For 2006, the Company is focusing on the continuing development and sales launch of its new Reactor and Reactor Mobile Experience, capitalizing on the mobility and affordability of the new Reactor and the increased market interest in experiential and mobile marketing. The Reactor Mobile Experience features the proprietary race simulation experience along with a registration system for data base collection and a results sheet that offers couponing and drives customers to a website for lap time comparisons, contests, sweepstakes, etc. Management also believes that protected territories for the operators and available financing for qualified buyers will both contribute to growing interest in the Reactor Mobile Experience concept, although there can be no assurance.

Overview of Financial Position and Results of Operations

As discussed in Note 5, prior period financial statements have been restated to account for a change a prior period adjustment to record the transactions with RCSC as a borrowing rather than an Asset Purchase.

During the six months ended June 30, 2006, the Company had total revenues of $2,678,600 compared to $1,874,312 for the six months ended June 30, 2005, a 43% increase. Revenue from company store sales decreased by 22% as the company executed its revised business plan focusing on simulator sales and revenue share/lease locations versus company owned locations. On a per store basis, the Company generated an average of $404,180 per store on the three company store locations in the first six months of 2005, compared with $475,218 per store on the two store locations operating in the comparable period in 2006. Offsetting the increase in total company store sales in the first six months ending June 30, 2006 and a 54% decrease in revenue share sales was a 412% increase in sales of simulators as compared to the first six months ending June 30, 2005. The Company recorded all or a portion of seven sales transactions for 23 SMS simulators and 7 Reactor simulators in the first six months of 2006.

Revenues decreased by $33,094 for the three months ending June 30, 2006 as compared to the three months ending June 30, 2005, and cost of goods sold for the comparable periods decreased by $23,812. This was the result of the change in the mix of the Company’s revenue sources, with the Company focusing on simulator sales and revenue share/lease locations versus company owned locations. Consequently, gross profit for the three months ending June 30, 2006 decreased by 1% as compared to the same period in 2005.

Offsetting the decrease in gross profit was the decline in operating expenses by 20%, resulting in a $200,579 operating loss for the quarter ending June 30, 2006. This operating profit represents a $242,708 increase from the $443,287 operating loss for the quarter ending June 30, 2005. Payroll expenses declined 22% and occupancy expenses declined 7% when comparing the second quarter 2006 to the second quarter 2005. Interest expense for the three months ending June 30, 2006 was $122,196 as compared to $109,015 for the comparable quarter in 2005. The net loss for the quarter ending June 30, 2006 of $322,775 was $229,528 less than the $552,302 loss for the same quarter one year ago. EBITDA for the quarter ending June 30, 2006 was a loss of $96,710 as compared to the loss of $332,297 for the same quarter ending June 30, 2005.

For the six months ending June 30, 2006, sales increased 43% as compared to the six months ending June 30, 2005. Operating expenses declined at a faster rate, resulting in a 96%, or $971,316, decrease in the operating loss for the six months ending June 30, 2006 as compared to the same period in 2005. Payroll expenses declined 15% or $151,154, and occupancy expense declined 8%, or $49,640, when comparing the first six months of 2006 to the first six months of 2005. Interest expense decreased from $241,655 for the six month ending June 30, 2005 to $249,280 for the same period in 2006. The net loss for the first two quarters of 2006 of $285,943 was 77% lower than the $1,249,634 loss for the same six month period one year ago.

The Company’s cash flow from operations decreased during the six month period ending June 30, 2006 as compared to the comparable period in 2005. Cash used from operations for the six months ending June 30, 2006 decreased by $1,154,821 to $308,676 as compared to the same six month period in 2005. The cash requirements from the increases in accounts receivable and inventory were partially offset by the increase in accounts payable. Additionally, deposits on simulator sales decreased due to the recording one Reactor simulator sales transactions in the quarter. Cash flow from all sources (operations, investing activities and financing activities) was insufficient to fund the company during the six months ending June 30, 2006, and resulted in a $285,353 reduction in the Company’s cash position. This compares with $985,589 in cash reduction for all sources for the period ending June 30, 2005.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002, loans from related parties including net proceeds of $687,500 received in March, 2003, and net proceeds received between February 2004 and June 2004 totaling $604,000, $122,500 in loan proceeds form the sale of the 2005 Notes between October and November, 2005, $1.257 million received in the form of deposits for the placement of race car simulators in revenue share locations, or for the future purchase by third parties of race car simulators, and by delaying payments to its vendors.

Review of Consolidated Financial Position

Cash: The Company had $67,827 in cash as of June 30, 2006 compared with $353,180 at December 31, 2005, a decrease of $285,353. This decrease in the company’s position of cash during the first six months of 2006 was due principally to payments to vendors and general operating expenses. See further discussion under the “Liquidity and Capital Resources” section below.

Trade Accounts Receivable: At the year ending December 31, 2005, the Company established a reserve of $245,254 for a portion of the debt owed the Company by Checker Flag Lightning. The Company continues to pursue the collection of the debt owed the Company by CFL, and there is disagreement between the parties as to the amount due.

Inventory: At June 30, 2006, inventory decreased by $82,384 from December 31, 2005 levels due primarily to the delivery of simulators from Elan Motorsports or the Company’s warehouse for deployment to new sites. Simulators in inventory decreased by $80,086 from December 31, 2005 levels to $125,628 at June 30, 2006. Merchandise inventory decreased by $2,322 from December 31, 2005 levels during the period ending June 30, 2006 as the Company did not have the cash to replenish merchandise stock after the holidays.

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

Pursuant to the Note and Option Purchase Agreement and Security Agreement dated November 2005 (“2005 Agreement”), the Company issued notes bearing an interest rate of 12% payable in the total amount of $122,500. These notes were issued between October 13, 2005 and November 4, 2005. Each note came with an option to purchase common shares of the Company equal to the amount of notes purchased divided by the exercise price of the option. The notes are due on October 1, 2007. The value of the options will be amortized to interest expense over their life which expires on November 1, 2007. Amortization of option discount for the options related to the 2005 Agreement of $1,530 was included in interest expense for the twelve months ended December 31, 2005.

On March 29, 2006, Perfect Line and MOAC Mall Holdings, LLC, the Mall of America landlord, agreed to a stipulation agreement whereby Perfect Line signed a promissory note totaling $294,652 payable in five (5) quarterly installments, with the first payment of $78,471 made on February 28, 2006, and payments of $54,045 to be made beginning July 14, 2006 and ending July 15, 2007.

Deposits on Simulator Sales: During the six month period ending June 30, 2006, the Company recorded all or a portion of seven SMS and Reactor simulator sales transactions. This activity resulted in the reduction of deposits on simulator sales of $399,633 to $857,468 as compared to the balance at December 31, 2005.

Other Liabilities: Accounts payable, accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends.

Review of Consolidated Results of Operations

As discussed in Note 5, prior period financial statements have been restated to account for a change a prior period adjustment to record the transactions with RCSC as a borrowing rather than an Asset Purchase.

During the six months ended June 30, 2006, the Company had total revenues of $2,678,600 compared to $1,874,312 for the six months ended June 30, 2005. Revenue from company store sales decreased by 22% as the company executed its revised business plan focusing on revenue share sites, leases and simulator sales and mobile marketing versus company owned locations. On a per store basis, the Company generated an average of $404,180 per store on the three company store locations in the first six months of 2005, compared with $475,218 per store on the two store locations operating in the comparable period in 2006. Offsetting the decline in total company store sales in the first six months ending June 30, 2006 and a 54% decrease in revenue share sales was a 412% increase in sales of simulators as compared to the first six months ending June 30, 2005. The Company recorded seven SMS and Reactor sales transactions for 23 SMS simulators and 7 Reactor simulators during the six months ending June 30, 2006.

Sales decreased by 4% for the three months ending June 30, 2006 as compared to the three months ending June 30, 2005, while cost of goods sold for the comparable periods decreased by 20%. Gross profit for the three months ending June 30, 2006 decreased by 1% as compared to the same period in 2005.

Offsetting the decrease in gross profit for the six months ending June 30, 2006 was the decline in operating expenses by 9%, resulting in a $36,663 operating loss. This operating loss represents a $971,316 increase from the $1,007,978 operating loss for the quarter ending June 30, 2005. Payroll expenses declined 15% and occupancy expenses declined 8% when comparing the six months ending 2006 to the six months ending 2005. Interest expense for the six months ending June 30, 2006 was $249,280 as compared to $241,655 for the comparable period in 2005. The net loss for the six months ending June 30, 2006 of $285,943 was $963,691 less than the $1,249,634 loss for the same period one year ago. EBITDA for the six months ending June 30, 2006 was $182,017 as compared to the loss of $800,425 for the same period ending June 30, 2005.

For the six months ending June 30, 2006, sales increased 43% as compared to the six months ending June 30, 2005. Operating expenses declined at a slower rate, resulting in a 96%, or $971,316 decrease in the operating loss for the six months ending June 30, 2006 as compared to the same period in 2005. Payroll expenses declined 15% or $151,154, and occupancy expense declined 8%, or $49,640, when comparing the first six months of 2006 to the first six months of 2005. Interest expense increased from $241,655 for the six month ending June 30, 2005 to $249,280 for the same period in 2006. The net loss for the first two quarters of 2006 of $285,943 was 77% lower than the $1,249,634 loss for the same six month period one year ago.

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

As of the filing of this Form 10-QSB, the net proceeds of $501,992 from the three transactions for the sale of 44 simulators to Race Car Simulation Corp. have been depleted. For comparison purposes under the new accounting treatment of the RCSC transactions, the net proceeds of the transaction under the prior treatment was $1,874,708, or a difference of $1,372,716 which has also been depleted. The Company believes that it has generated a significant interest in its simulators, and that some combination of revenue share agreements, lease agreements and simulator sales agreements with both the original SMS simulator and the new Reactor simulator will be sufficient to fund the daily operations of the business, although there can be no assurances. Additionally, the Company continues to seek manufacturing financing to fully implement the desired level of growth management believes its revised business model is capable of generating. The Company’s ability to raise the desired financing will depend on many factors, but the Company intends to leverage the market value of its assets as collateral. Management believes that some combination of original SMS simulator and new Reactor simulator sales and the increased revenues that come from additional third party revenue share and lease agreements will allow the Company to maintain and increase positive EBITDA and regain profitability, although there can be no assurances.

Management is optimistic that the new Reactor will be attractive to customers seeking a lower priced simulator with greater mobility and portability. Management is also encouraged by the initial interest in, and the potential profitability of, the mobile application of the new Reactor, although there can be no assurance.

On December 31, 2004, March 31, 2005 and April 15, 2005, the Company entered into three Asset Purchase Agreements pursuant to which it sold forty-four (44) of its race car simulators that were located in existing revenue share locations, or had been installed in new revenue share sites. While this transaction generated an aggregate purchase price of $2,856,600, it also depleted monthly revenue share payments to the Company generated by the simulators that were sold. Management intends to contract with revenue share partners and install simulators within its inventory to replenish the cash flow lost from 34 of the 44 simulators that were sold in a timely manner, although there can be no assurances. The Company has also configured two simulators for lease that were part of the Dodge exhibit at the Frankfort (Germany) Motor Show, and have been a part of the Dodge exhibit at major auto shows throughout Europe this year.

During the six months ending June 30, 2006, the operating activities of the Company used net cash of $308,676 compared to net cash used of $1,463,497 for the comparable period in 2005. The drivers for the $1,154,821 reduction in cash used from operations can be attributed to the increase in intangible assets and the decrease in accounts payable and accrued expenses.

During the six months ending June 30, 2006, the Company generated $3,726 of net cash in investing activities compared with $448,408 of net cash used in investing activities during the comparable period in 2005. The increase in cash from investing activities is primarily related to the sale of simulators.

During the six months ending June 30, 2006, the Company generated $19,597 of cash from financing activities compared with $926,316 of cash used during the comparable period in 2005. The proceeds from financing activities is primarily related to the promissory note with MOAC.

As of June 30, 2006, the Company had cash totaling $67,827 compared to $353,180 at December 31, 2005. Current assets totaled $333,032 at June 30, 2006 compared to $868,703 on December 31, 2005. Current liabilities totaled $3,764,559 on June 30, 2006 compared with $3,874,457 on December 31, 2005. As such, these amounts represent an overall decrease in working capital of $425,773 for the six months ending June 30, 2006.

Item 3. Internal Controls and Procedures

The Principal Executive Officer ("PEO") and the Principal Financial Officer ("PFO") of the Company (currently one individual) have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act) within 90 days prior to the filing of this report. Based on that evaluation, the PEO and PFO have concluded that the Company’s disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company’s internal controls, or in factors that could significantly affect internal controls, subsequent to the most recent evaluation of such controls.

PART II

Item 1.	Legal Proceedings

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. As of March 31, 2006 and as of the filing of this Interim Report on Form 10-QSB, the Company is not aware of any material legal actions directed against the Company.

Item 2.	Changes in Securities

None, not applicable.

Item 3. Defaults Upon Senior Securities

None, not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None, not applicable.

Item 5.	Other Information

None, not applicable.

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibits.

3(i)	Articles of Incorporation [1]
3(ii)	By-Laws[1]
10.1	Form of Secured Bridge Notes [2]
10.2	Form of Procurement Contract [3]
10.3	Form of Master Revenue Sharing Agreement [3]

10.4	Asset Purchase Agreement with Race Car Simulation Corporation, a portfolio company of Dolphin Direct Equity Partners, LP [4]
10.5	Asset Purchase Agreement with Checker Flag Lightning, LLC ("CFL"), a Michigan limited liability corporation [5]
11.1	Computation of Earnings (Loss) Per Share
14.1	Code of Ethics[6]
21.1	Subsidiaries

31.1	Certification of William R. Donaldson as Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Security Exchange Act of 1934.
32.1	Certification of William R. Donaldson as Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of William R. Donaldson as Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350.

1) Incorporated by reference from Form 10-QSB filed on November 14, 2002
2) Incorporated by reference from Form 8-K filed on March 13, 2003

3) Incorporated by reference from Form 10-QSB filed on May 17, 2004

4) Incorporated by reference from Form 8-K filed on January 6, 2005
5) Incorporated by reference from Form 8-K filed on January 6, 2006
6) Incorporated by reference from Form 10-KSB filed on March 30, 2006

B.	Reports on Form 8-K.

.

1.	Form 8-K	Filed July 14, 2006	Announcement of note, warrant, and security agreements with investors in a private placement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

Date: August 21, 2006	By:	/s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 21, 2006	By:	/s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: August 21, 2006	By:	/s/ William R. Donaldson

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