Form 10QSB/A
period 2006-06-30
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2006-08-30
CIK 1115551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB/A

Amendment No. 1

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

INDEX TO QUARTERLY REPORT ON FORM 10-QSB/A

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

NOTE ON FORWARD LOOKING INFORMATION

This Form 10-QSB/A and other statements issued or made from time to time by the Company or its representatives contain statements, which may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A Sections 77z-2 and 78u-5. Those statements include statements regarding the intent, belief, or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. All statements, trend analyses, and other information contained in this report relative to markets for the Company's products and/or trends in the Company's operations or financial results, as well as other statements which include words such as "anticipate," "could," "feel(s)," "believes," "plan," "estimate," "expect," "should," "intend," "will," and other similar expressions, constitute forward-looking statements and are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions that may impact the disposable income and spending habits of consumers; (ii) the availability of alternative entertainment for consumers; (iii) the ability of the company to obtain additional capital and/or debt financing; (iv) the ability of the company to control costs and execute its business plan.

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

All information in this Form 10-QSB/A is presented from the perspective of Interactive Motorsports and Entertainment Corp. and its subsidiary Perfect Line and not from the perspective of PIH.

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

Date: August 30, 2006	By:	/s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 30, 2006	By:	/s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: August 30, 2006	By:	/s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chairman of the Board and Chief Executive Officer

(Principal Financial Officer)

EXHIBIT INDEX

Exhibits:

11.1	Computation of Earnings (Loss) Per Share
18.0	Letter Re: Change in Accounting Principles
31.1	Certification of William R. Donaldson as Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Security Exchange Act of 1934.
32.1	Certification of William R. Donaldson as Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of William R. Donaldson as Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350.