Form 10QSB
period 2006-09-30
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2006-11-14
CIK 1115551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

(317) 295-3500

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the Issuer: (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No [] (2) Yes ☒ No []

As of October 31, 2006, there were 95,587,661 (par value $0.0001) common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Exhibit Index on page 32.

INDEX TO QUARTERLY REPORT ON FORM 10-QSB

PAGE

NUMBER

SECTION

NOTE ON FORWARD-LOOKING INFORMATION	3
BASIS OF PRESENTATION	4

PART I

ITEM 1.	Unaudited Financial Statements and Notes to Financial Statements
Consolidated Balance Sheets at September 30, 2006 and December 31, 2005	5
Consolidated Statements of Operations for the Three Months Ended
September 30, 2006 and 2005	7
Consolidated Statements of Operations for the Nine Months Ended
September 30, 2006 and 2005	8
Consolidated Statement of Shareholders’ Equity (Deficit) for the Nine Months
Ended September 30, 2006	9
Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 2006 and 2005	10
Notes to Consolidated Financial Statements	12
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Internal Controls and Procedures	28

PART II

ITEM 1.	Legal Proceedings	29
ITEM 2.	Changes in Securities	29
ITEM 3.	Defaults Upon Senior Securities	29
ITEM 4.	Submission of Matters to a Vote of Security Holders	29
ITEM 5.	Other Information	29
ITEM 6.	Exhibits and Reports on Form 8-K	30

SIGNATURES	31

EXHIBITS INDEX	32

NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-QSB and other statements issued or made from time to time by the Company or its representatives contain statements, which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A Sections 77z-2 and 78u-5. Those statements include statements regarding the intent, belief, or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. All statements, trend analyses, and other information contained in this report relative to markets for the Company's products and/or trends in the Company's operations or financial results, as well as other statements which include words such as “anticipate,” “could,” “feel(s),” “believes,” “plan,” “estimate,” “expect,” “should,” “intend,” “will,” and other similar expressions, constitute forward-looking statements and are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions that may impact the disposable income and spending habits of consumers; (ii) the availability of alternative entertainment for consumers; (iii) the ability of the company to obtain additional capital and/or debt financing; (iv) the ability of the company to control costs and execute its business plan.

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

BASIS OF PRESENTATION

Effective August 2, 2002, Pacific International Holding, Inc., a Utah corporation (“PIH”), which was originally organized in 1986, changed its state of domicile and name by merging with and into Interactive Motorsports and Entertainment Corp. (the surviving entity), an Indiana corporation (the “Company”), pursuant to an Agreement and Plan of Reorganization. Per the merger agreement, each share of PIH common stock outstanding immediately prior to the effective date of the merger was cancelled and converted into four shares of Interactive Motorsports and Entertainment Corp. common stock. Although it had been in a variety of businesses for over 15 years, at the time of the merger, PIH had limited operations.

Subsequent to the merger and effective as of the same date, the Company acquired pursuant to a Plan and Agreement of Exchange all of the issued and outstanding shares of common stock and preferred stock of Perfect Line, Inc., an Indiana corporation (“Perfect Line”), from the Perfect Line shareholders in exchange on a “share-for-share” basis for shares of the Company’s common stock and preferred stock. As a result of the share exchange, the Perfect Line shareholders held as of August 2, 2002 Company shares representing approximately eighty-two percent (82%) of the Company’s capital stock. Also effective as of August 2, 2002, the members of the Board of Directors of Perfect Line were elected to replace the members of the Company’s Board of Directors and the executive officers of Perfect Line became the executive officers of the Company.

As Perfect Line had revenues, operations, and business activity, for financial reporting purposes, Perfect Line is considered the acquirer, and therefore the predecessor, and the Company is considered the acquiree for accounting and reporting purposes. Due to the fact that the merger is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. The operations of Interactive Motorsports and Entertainment Corp. have been included in consolidation from August 2, 2002 through September 30, 2006.

All information in this Form 10-QSB is presented from the perspective of Interactive Motorsports and Entertainment Corp. and its subsidiary Perfect Line and not from the perspective of PIH.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

PART I

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ASSETS

	September 30, 2006	December 31, 2005
	(unaudited)	(Restated)

Current Assets
Cash	$229,842	$353,180
Accounts Receivable	139,240	212,156
Inventory	156,640	208,453
Prepaid Expenses	37,882	73,314
Notes Receivable	3,050	21,600
Total Current Assets	566,654	868,703

Property and Equipment
Total Property and Equipment, Net	1,161,369	1,187,811

Other Assets
Deposits	28,471	28,471
Other Intangible Assets, Net	-	1,742
Notes Receivable	306,495	290,400
Total Other Assets	334,966	320,613

Total Assets	$2,062,989	$2,377,127

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILTIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Restated)

Current Liabilities
Accounts Payable	$676,829	$925,761
Accrued Payroll Expense	33,590	56,438
Accrued Sales Tax Payable	7,691	12,018
Gift Cert. & Customer Deposits	17,903	22,624
Deposits on Simulator Sales	909,118	1,257,101
Accrued Liabilities	398,146	379,820
Notes Payable - Related Parties	146,000	146,000
Notes Payable	1,334,310	1,074,696
Total Current Liabilities	3,523,587	3,874,458

Long-Term Liabilities
Notes Payable	2,431,433	1,898,170

Total Liabilities	5,955,020	5,772,628

Shareholders’ Equity (Deficit)
Common Stock	11,195	9,377
Additional Paid in Capital	5,465,450	5,360,270
Retained Deficit	(9,368,676)	(8,765,148)
Total Shareholders’ Deficit	(3,892,031)	(3,395,501)

Total Liabilities & Shareholders’ Equity (Deficit)	$2,062,989	$2,377,127

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ending September 30, 2006	For the Three Months Ending September 30, 2005
		(Restated)

Revenues
Company Store Sales	$531,856	$644,544
Revenue Share Sales	77,462	79,957
Simulator Leases	19,000	19,000
Sales of Simulator Systems	292,708	176,608
Total Revenues	921,026	920,109

Cost of Sales
COGS - Merchandise	10,386	14,165
Group Sales Expenses	12,433	1,208
COGS - Sale of Simulators	86,400	-
Total Cost of Sales	109,219	15,373

Gross Profit	811,807	904,736

General & Admin Expenses
Payroll Related Expenses	353,072	501,447
Occupancy Expenses	274,764	282,939
Other Operating Expenses	350,384	338,489
Total Operating Expenses	978,220	1,122,875

Operating Loss	(166,413)	(218,139)

Interest Expense	(151,172)	(134,859)

Loss before Income Tax Expense	(317,585)	(352,998)

Income Tax Expense	-	-

Net Loss	$(317,585)	$(352,998)

Net Income (Loss) per share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	94,164,500	91,707,780

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ending September 30, 2006	For the Nine Months Ending September 30, 2005
		(Restated)

Revenues
Company Store Sales	$1,482,292	$1,857,085
Revenue Share Sales	236,451	423,660
Simulator Leases	57,000	38,000
Sales of Simulator Systems	1,823,883	475,677
Total Revenues	3,599,626	2,794,422

Cost of Sales
COGS - Merchandise	16,666	123,098
Group Sales Expenses	50,107	6,671
COGS - Sale of Simulators	491,367	275,615
Inventory Adjustments	(2,223)	(10,257)
Total Cost of Sales	555,917	395,127

Gross Profit	3,043,709	2,399,295

General & Admin Expenses
Payroll Related Expenses	1,234,909	1,534,437
Occupancy Expenses	839,222	897,037
Other Operating Expenses	1,172,654	1,193,939
Total Operating Expenses	3,246,785	3,625,413

Operating Loss	(203,076)	(1,226,118)

Interest Expense	(400,452)	(376,514)

Loss before Income Tax Expense	(603,528)	(1,602,632)

Income Tax Expense	-	-

Net Loss	$(603,528)	$(1,602,632)

Net Loss per share	$(.01)	$(.02)

Weighted Average Shares Outstanding	93,902,399	89,242,284

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity (Deficit)

			Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Balance at December 31, 2005	93,769,177	$9,377	$5,360,270	$(8,765,148)	$(3,395,501)

Common stock issued for payment of Loan Interest (unaudited)	1,818,484	1,818	58,182	-	60,000

Warrant issued for 2006 Note Payable (unaudited)	-	-	44,760	-	44,760

Net loss for the period ended September 30, 2006 (unaudited)	-	-	-	(603,528)	(603,528)

Balance at September 30, 2006 (unaudited)	95,587,661	$11,195	$5,463,212	$(9,368,676)	$(3,894,268)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30

	2006	2005 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(603,528)	$(1,602,632)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	307,457	320,563
Common stock issued for services	-	70,000
Common stock issued for interest	60,000	-
Warrants issued related to sales agreements	-	94,502
Warrants issued related to notes payable	44,760	-
Amortization of notes payable discount	(36,649)	56,769
Net changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivable	72,915	(188,014)
(Increase) decrease in inventory	51,813	(63,061)
(Increase) decrease in prepaid expenses and other assets	37,887	(9,051)
(Increase) decrease in deposits	-	8,530
Increase (decrease) in accounts payable	(248,932)	309,999
Increase (decrease) in accrued payroll and payroll taxes	(22,828)	(43,829)
Increase (decrease) in sales tax payable	(4,326)	(16,750)
Increase (decrease) in gift certificates and customer deposits	(4,721)	(2,212)
Increase (decrease) in accrued expenses	18,306	(88,380)
Increase (decrease) in deposits on simulator sales	(347,983)	(457,787)

Net Cash Used by Operations	(675,829)	(1,611,353)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(308,710)	(873,455)
Sale of property and equipment	29,437	190,222

Net Cash Used by Investing Activities	(279,273)	(683,233)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable	1,166,181	1,691,916
(Payment) of notes payable	(334,417)	(644,595)

Net Cash Provided (Used) by Financing Activities	831,764	1,047,321

DECREASE IN CASH	(123,338)	(1,247,265)

CASH, BEGINNING OF PERIOD	353,180	1,334,673

CASH, END OF PERIOD	$229,842	$87,408

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Nine Months Ended September 30

	2006	2005 (Restated)

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest	$54,479	$63,744
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

Common stock issued for services	$-	$70,000
Common stock issued for accrued liabilities	$60,000	$-
Common stock issued for exercise of options for payment of note	$-	$328,000
Accrued interest converted to notes payable	$-	$-
Discount on convertible notes	$74,640	$51,812
Common stock issued for capitalized loan fees	$-	$-
Warrants issued related to sales agreements	$-	$94,502
Warrants issued related to notes payable	$2,238	$-

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and December 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheets of Interactive Motorsports and Entertainment Corp. (the “Company”) at September 30, 2006 and December 31, 2005 and the unaudited consolidated statements of operations and statements of cash flows for the nine months ended September 30, 2006 and September 30, 2005 have been prepared by the Company’s management and do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Although management believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s latest annual financial statements included in the Company’s annual report on Form 10-KSB/A. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006 or any future period.

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

September 30, 2006 and December 31, 2005

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

On July 14, 2006, Interactive Motorsports and Entertainment Corp (the “Company”) and its wholly owned subsidiary, Perfect Line, Inc. (“Perfect Line”) entered into Note and Warrant Purchase and Security Agreements with ten (10) investors in a private placement which is exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Reg. D and Rule 506 adopted thereunder (“2006 Note”). The Notes, totaling $950,000,were issued by Perfect Line, will be fully paid down July 17, 2010 and bear interest at a rate of 15% per annum for the total interest amount over the four year period of $314,988. The principle and interest on the Notes are payable weekly over a 4 year term and are secured by a first security interest in 20 of the simulators owned by Perfect Line.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and December 31, 2005

NOTE 2 - DEBT AND CREDIT ARRANGEMENTS (Continued)

The Warrants were issued by the Company, expire on July 17, 2011 and are exercisable at ten cents ($0.10) per Company share. Each purchaser of the Notes received warrants to purchase two and one-half shares of Company common stock for each dollar of Notes purchased. The warrants are valued at $44,760 and will be amortized over a five year period at $2,238 per quarter.

The Company and Perfect Line will use the net proceeds of the offering to continue development and deployment of its new simulator model, enhance its two owned and operated racing centers and for working capital.

On September 11, 2006, the Company issued 1,818,484 shares of restricted Common shares to Ropart Asset Management Fund, LLC as the equity portion of their interest payments for the period November, 2005 to August, 2006 under the terms of the Secured Bridge Notes and warrants issued in March 2003.

NOTE 3 - SIMULATOR SALE AGREEMENTS

The Company completed the sale of 4 Reactor simulators to Florida Simulated Racing Network, LLC for their Reactor Mobile Experience in the third quarter of 2006.

NOTE 4 - RESTATEMENT

Company management made the decision to restate the Company’s financials from the period beginning with Form 10-KSB for the year ended December 31, 2004 to the current date in order to account for the transactions with Race Car Simulator Corporation (“RCSC”) as a borrowing rather than an asset purchase in accordance with the guidance provided in paragraphs 21-22 of the Statement of Financial Accounting Standards No. 13 (SFAS 13). Management has concluded that it made a misinterpretation of this technical accounting rule. In order to make a fair presentation of its financials in compliance with Generally Accepted Accounting Principles, the Company is revising its revenue recognition policy with respect to sales where the Company retains substantial risk of ownership as defined in SFAS 13.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and December 31, 2005

NOTE 4 – RESTATEMENT (Continued)

SFAS 13, paragraph 21 states, “The sale of property subject to an operating lease, or of a property that is leased by or intended to be leased by the third-party purchaser to another party, shall not be treated as a sale if the seller or any party related to the seller retains substantial risks of ownership in the leased property.” The paragraph goes on to describe an example where, in the case of a default by lessee or termination of the lease, the arrangements may involve a commitment by the seller to substitute an existing lease or to secure a replacement lessee under a remarketing agreement. A remarketing agreement by itself shall not disqualify accounting for the transaction as a sale if the seller (a) will receive a reasonable fee commensurate with the effort involved at the time of securing a replacement lessee for the property and (b) is not required to give priority to the re-leasing of the property owned by the third party purchaser over similar property owned by the seller. In the case of the Company’s Asset Purchase Agreements and Management Agreements with RCSC, Section 4.12 of the Asset Purchase Agreement provides RCSC, the Buyer, with a performance guarantee from the Company, the Seller, that Buyer shall receive at least the minimum guaranteed minimum payment amounts with respect to each Lease in effect on the date of the transaction. Since most of the Leases had terms of 3 years, the Company is considered to maintain “significant risk” during this guarantee period of time as defined in SFAS 13. Secondly, Section 1(a)(ii) of the Management Agreement between the Company and RCSC states that if any Simulators are not, at any time, being utilized to generate revenue for RCSC, the Company is obligated to place such Simulators into service under Leases with operators prior to placing any of its own Simulators into any such arrangements. Management has determined that the “substantial risk” under the Asset Purchase Agreements with RCSC is valid for a three year period since the risk of receiving ongoing minimum guarantees from the lease or revenue share agreements shifts to the Buyer after the three year period. Management has determined that the “substantial risk” under the Management Agreement is valid for a five year period since this is the expected time period for RCSC’s Aggregate Investment Amount to reach zero as detailed in Section 4 (a) of the Management Agreement. Once the Aggregate Investment Amount has reached zero (five years at the minimum payment levels of the leases/revenue share agreements), then the Company is compensated with 75% of the aggregate cash payments received by RCSC from the leases/revenue share agreements. Under the guidance provided in SFAS 13, the risk shifts to the Buyer (RCSC) at this time since the Seller (the Company) is being reasonably compensated for the effort under the Management Agreement.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and December 31, 2005

NOTE 4 – RESTATEMENT (Continued)

Management has concluded that the because “substantial risk”, as defined within SFAS 13, exists during the five year period after the Asset Purchase Agreement and Management Agreement transactions with RCSC and that such risk shifts at the three and five year periods, the Company’s transactions with RCSC on December 31, 2004, March 31, 2005 and April 15, 2005 shall each be treated from an accounting standpoint as a borrowing rather than an asset sale, and has restated its financials during this period of time to reflect this change in accounting.

The discovery has prompted management to restate its 2004 and 2005 financial statements to recognize a change in Net Income (Loss) through an adjustment to revenue from simulator sales.

	As Reported	As Adjusted	Difference	Change in EPS
For the Periods ended
9/30/2005
Total Assets	$1,929,260	$2,297,701	$368,441
Total Liabilities	$3,897,310	$6,258,366	$2,361,056
Shareholder Deficit	$(1,968,050)	$(3,960,665)	$(1,992,615)
Net Income (Loss)	$(719,121)	$(1,602,632)	$(883,511)	$(0.02)

12/31/2005
Total Assets	$1,978,330	$2,377,127	$398,797
Total Liabilities	$3,722,200	$5,772,628	$(2,050,428)
Shareholder Deficit	$(1,743,870)	$(3,395,501)	$(1,651,631)
Net Income (Loss)	$(560,460)	$(1,095,074)	$(534,614)	$(0.01)

NOTE 5 - SUBSEQUENT EVENTS

Management believes it is near completion of an exclusive license for the “out-of-home” race simulation category with iRacing.com for rights to a proven, successful game engine which management believes will greatly enhance the Company’s ability to add tracks and multi-site capabilities to the software offering to current and future racing center sites.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. The terms “Company”, “we”, “our” or “us” are used in this discussion to refer to Interactive Motorsports and Entertainment Corp. along with Interactive Motorsports and Entertainment Corp.’s wholly owned subsidiary, Perfect Line, Inc., on a consolidated basis, except where the context clearly indicates otherwise. The discussion and information that follows concerns the Registrant as it exists today, as of this filing, including the predecessor of the Company’s operations, Perfect Line, LLC. This discussion and analysis does not relate to the operations of Pacific International Holding, Inc. which had limited operations prior to the merger with the Company on August 2, 2002.

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

For the nine months ending September 30, 2006, the Company’s racing centers, leased and revenue share simulators and sold simulators generated revenue of approximately $3.6 million. Management has transitioned the Company’s business model from an owned and operated, mall-based racing center concept to a simulator purchase, revenue share or leasing business, with the owner of the purchased simulators required to enter into an ongoing license and maintenance agreement. The Company now offers two simulator products, both using the proprietary software and motion platform, but each offering different features and different price points. The Company is now offering License, Operation and Maintenance agreements to potential operators of its new Reactor Mobile Experience (48 foot trailer with 4 Reactors installed). The terms of the License may include exclusive territory rights for the Experience. Management is optimistic that the combination of Reactor simulator sales within the Experience along with the ongoing revenue from the License Operation and Maintenance agreements can generate increased profits for the Company, although there can be no assurance.

Perfect Line’s race simulators, including those owned by Race Car Simulation Corp., are currently featured in the following locations.

Locations

Company Owned (24 Simulators):

Location	Market	Sq. Ft.	Simulators
1) Mall of America	Minneapolis, MN	5,899	12 SMS
2) Universal CityWalk	Los Angeles, CA	5,000	12 SMS

Revenue Share (74 Simulators):

Location	Market	Sq. Ft.	Simulators
1) Mall of Georgia	Atlanta, GA	5,895	8 SMS
2) Riverchase Galleria	Birmingham, AL	6,188	8 SMS
3) Jordan Creek Town Ctr	Des Moines, IA	4,000	8 SMS
4) NASCAR SpeedPark	Sevierville, TN	1,584	6 SMS#
5) NASCAR SpeedPark	St. Louis, MO	1,496	6 SMS#
6) NASCAR SpeedPark	Toronto, Canada	1,500	6 SMS#
7) NASCAR SpeedPark	Myrtle Beach, SC	1,600	6 SMS#
8) Playcenter (a)	Sao Paulo, Brazil	1,000	4 SMS*
9) Burdick Driver’s Village	Syracuse, NY	3,472	8 SMS#
10) Bass Pro Outdoor	Harrisburg, PA	500	2 SMS
11) Bass Pro Outdoor	Clarksville, IN	750	3 SMS
12) University Mall	Burlington, VT	3,700	5 SMS
13) Bass Pro Outdoor	Springfield, MO	500	2 SMS
14) Bass Pro Outdoor	San Antonio, TX	500	2 SMS

a.	Scheduled to open TBD

Mobile Units (16 Simulators):

1) Nextel Mobile Experience	2004-06 NASCAR Nextel Cup series events	6 SMS#
2) Perfect Line/NTI Experience	Mobile Experience	2 SMS
3) Nextel Mini Experiences	Nextel regional marketing	6 SMS#
4) DaimlerChrysler	European Auto Shows	2 SMS

Sales of Simulators (85 Simulators):

Buyer	Market	Simulators
1) Roltex	Moscow, Russian Federation	8 SMS*
2) Tonne Mgmt.	Wisconsin Dells, WI	4 SMS*
3) Ft. Gordon	Ft. Gordon, GA	2 SMS
4) I-Vision Tech.	Abu Dhabi, UAE	4 SMS
5) I-Vision Tech.	Abu Dhabi, UAE	2 SMS
6) Fun City	Burlington, IA	1 SMS
7) DaimlerChrysler	US Auto Shows in 2006	2 SMS
8) NASCAR SpeedPark	Concord, NC	3 Reactors
9) Opry Mills	Nashville, TN	10 SMS
10) Gurnee Mills	Chicago, IL	6 SMS
11) Concord Mills	Charlotte, NC	12 SMS
12) H&H Motorsports	Boone, NC	4 Reactors
13) Gate A Sports	Cleveland, OH	5 SMS
14) Skycoaster of Florida	Kissimmee, FL	6 SMS
15) Vacationland F.E.	Brainerd, MN	4 SMS
16) Florida Simulated Racing Network	Sarasota, FL	4 Reactors
17) Dodge Reactor Mobile Experience (1)	Detroit, MI	4 Reactors
18) Dodge Reactor Mobile Experience (2)	Detroit, MI	4 Reactors*

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

While the Company began to earn profits by late 2004, management decided it was necessary to generate cash to reduce debt and secure growth capital As a result, on December 31, 2004 and on March 31 and April 15, 2005, the Company entered into three Asset Purchase Agreements pursuant to which it placed a total of forty-four (44) of its existing race car simulators in revenue producing sites to Race Car Simulation Corporation (“RCSC”), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”) for an aggregate price of $2,856,600. While these transactions allowed the Company to begin building new simulators, it also reduced cash flow by approximately $1,000,000 on an annual basis until the Company could activate another 44 simulators into the market on a revenue share basis. This, coupled with the fact that Checker Flag Lightning stopped paying on its revenue share agreements (approximately $1,000,000 annually) created cash flow issues for the Company during 2005. The sale of SMS simulators during this period helped to offset the cash flow problem, and continues to be essential to maintain the cash flow required to cover monthly general and administrative costs.

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

The Company also has plans to develop multi-site virtual racing leagues. By connecting the 143 simulators within the current 26 racing centers around the U.S. for virtual league play, the Company intends to take a worldwide leadership position in the “out-of-home” simulated racing league category.

Overview of Financial Position and Results of Operations

As discussed in Note 4, prior period financial statements have been restated to account for a change in the accounting of transactions with RCSC as a borrowing rather than an Asset Purchase.

Revenues increased by $917 for the three months ending September 30, 2006 as compared to the three months ending September 30, 2005, and cost of goods sold for the comparable periods increased by $93,846. This was partially the result of restating prior period financial statements to account for the RCSC simulator sale as a borrowing as discussed in Note 4. Consequently, gross profit for the three months ending September 30, 2006 decreased by 10% as compared to the same period in 2005.

Offsetting the decrease in gross profit was the decline in operating expenses by 13%, resulting in a $166,413 operating loss for the quarter ending September 30, 2006. This operating loss represents a $51,726 decrease from the $218,140 operating loss for the quarter ending September 30, 2005. Payroll expenses declined 30% and occupancy expenses declined 3% when comparing the third quarter 2006 to the third quarter 2005. Interest expense for the quarter ending September 30, 2006 was $151,172 as compared to $134,859 for the comparable quarter in 2005. The net loss for the quarter ending September 30, 2006 of $317,585 was $35,413 less than the $352,998 loss for the same quarter one year ago. EBITDA for the quarter ending September 30, 2006 was a loss of $77,636 as compared to the loss of $92,672 for the same quarter ending September 30, 2005.

During the nine months ended September 30, 2006, the Company had total revenues of $3,599,626 compared to $2,794,422 for the nine months ended September 30, 2005, a 29% increase. Revenue from company store sales decreased by 20% as the company has been unable to finance merchandise inventory’s resulting in decreased merchandise sales. On a per store basis, the Company generated an average of $619,028 per store in the three company store locations in the first nine months of 2005, compared with $741,146 per store on the two store locations operating in the comparable period in 2006. Along with the increase in total company store sales in the first nine months ending September 30, 2006 and a 1% decrease in revenue share sales was a 3% increase in sales of simulators as compared to the first nine months ending September 30, 2005. The Company recorded all or a portion of eight sales transactions for 23 SMS simulators and 11 Reactor simulators in the first nine months of 2006.

For the nine months ending September 30, 2006, sales increased 29% as compared to the nine months ending September 30, 2005. Operating expenses declined by 10%, resulting in a 83%, or $1,023,042, decrease in the operating loss for the nine months ending September 30, 2006 as compared to the same period in 2005. Payroll expenses declined 20% or $299,527, and occupancy expense declined 6% or $57,815, when comparing the first nine months of 2006 to the first nine months of 2005. Interest expense increased 6% from $376,514 for the nine months ending September 30, 2005 to $400,452 for the same period in 2006. The net loss for the first three quarters of 2006 of $603,528 was 62% lower than the $1,602,632 loss for the same nine month period one year ago.

The Company’s cash flow from operations increased during the nine month period ending September 30, 2006 as compared to the comparable period in 2005. Cash used from operations for the nine months ending September 30, 2006 decreased by $607,524 to $675,829 as compared to the same nine month period in 2005. The cash requirements from the increases in accounts receivable and inventory were partially offset by the increase in accounts payable. Additionally, deposits on simulator sales decreased due to the recording one Reactor simulator sales transactions in the quarter. Cash flow from all sources (operations, investing activities and financing activities) was insufficient to fund the company during the nine months ending September 30, 2006, and resulted in a $123,338 reduction in the Company’s cash position. This compares with $1,247,265 in cash reduction for all sources for the period ending September 30, 2005.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002, loans from related parties including net proceeds of $687,500 received in March, 2003, and net proceeds received between February 2004 and June 2004 totaling $604,000, $122,500 in loan proceeds from the sale of the 2005 Notes between October and November, net proceeds of $845,000 in loan proceeds from the sale of the 2006 Notes in July, $1.257 million received in the form of deposits for the placement of race car simulators in revenue share locations, or for the future purchase by third parties of race car simulators, and by delaying payments to its vendors.

Review of Consolidated Financial Position

Cash: The Company had $229,842 in cash as of September 30, 2006 compared with $353,180 at December 31, 2005, a decrease of $123,338. This decrease in the company’s position of cash during the first nine months of 2006 was due principally to payments to vendors and general operating expenses. See further discussion under the “Liquidity and Capital Resources” section below.

Trade Accounts Receivable: At the year ending December 31, 2005, the Company established a reserve of $245,254 for a portion of the debt owed the Company by Checker Flag Lightning. The Company continues to pursue the collection of the debt owed the Company by CFL, and there is disagreement between the parties as to the amount due.

Inventory: At September 30, 2006, inventory decreased by $51,813 from December 31, 2005 levels due primarily to the delivery of simulators from Elan Motorsports or the Company’s warehouse for deployment to new sites. Simulators in inventory decreased by $80,062 from December 31, 2005 levels to $125,628 at September 30, 2006. Merchandise inventory increased by $28,249 from December 31, 2005 levels during the period ending September 30, 2006.

Notes Payable: On March 7, 2003, the Company entered into a short term financial agreement (the Secured Bridge Notes) whereby the Company borrowed $700,000 for working capital purposes. The Agreement also involved the issuance of warrants for 2,941,176 common shares. The warrants had a strike price of $0.17, and expired on June 30, 2004.

Two of the four Secured Bridge Notes continue to maintain a balance totaling $650,000, of which a net $100,000 in new funds were advanced in 2005. One of the four Secured Bridge Notes dated March, 2003 was paid in full in 2004, and another of the notes, along with an additional Company obligation, was transferred to a third party controlled by a major Company shareholder and rolled into the 2004 Note and Option Purchase Agreement described below.

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

On March 29, 2006, Perfect Line and MOAC Mall Holdings, LLC, the Mall of America landlord, agreed to a stipulation agreement whereby Perfect Line signed a promissory note totaling $294,652 payable in five (5) quarterly installments, with the first payment of $78,471 made on February 28, 2006, and payments of $54,045 to be made beginning July 14, 2006 and ending July 15, 2007. The $54,045 payment for quarter three of 2006 was made on July 14, 2006.

On July 14, 2006, Interactive Motorsports and Entertainment Corp (the “Company”) and its wholly owned subsidiary, Perfect Line, Inc. (“Perfect Line”) entered into Note and Warrant Purchase and Security Agreements with ten (10) investors in a private placement which is exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Reg. D and Rule 506 adopted thereunder. The Notes, totaling $950,000,were issued by Perfect Line, will be fully paid down July 17, 2010 and bear interest at a rate of 15% per annum for the total interest amount over the four year period of $314,988. The principle and interest on the Notes are payable weekly over a 4 year term and are secured by a first security interest in 20 of the simulators owned by Perfect Line.

Deposits on Simulator Sales: During the nine month period ending September 30, 2006, the Company recorded all or a portion of eight SMS and Reactor simulator sales transactions. This activity resulted in the reduction of deposits on simulator sales of $347,983 to $909,118 as compared to the balance at December 31, 2005.

Other Liabilities: Accounts payable, accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends.

Review of Consolidated Results of Operations

As discussed in Note 4, prior period financial statements have been restated to account for a change in the accounting of transactions with RCSC as a borrowing rather than an Asset Purchase.

Revenues increased by $917 for the three months ending September 30, 2006 as compared to the three months ending September 30, 2005, and cost of goods sold for the comparable periods increased by $93,846.18. This was the result of restating prior period financial statements to account for the RCSC simulator sale as a borrowing as discussed in Note 4. Consequently, gross profit for the three months ending September 30, 2006 decreased by 10% as compared to the same period in 2005.

Offsetting the decrease in gross profit was the decline in operating expenses by 13%, resulting in a $166,413 operating loss for the quarter ending September 30, 2006. This operating loss represents a $51,726 decrease from the $218,140 operating loss for the quarter ending September 30, 2005. Payroll expenses declined 30% and occupancy expenses declined 3% when comparing the third quarter 2006 to the third quarter 2005. Interest expense for the quarter ending September 30, 2006 was $151,172 as compared to $134,859 for the comparable quarter in 2005. The net loss for the quarter ending September 30, 2006 of $317,585 was $35,413 less than the $352,998 loss for the same quarter one year ago. EBITDA for the quarter ending September 30, 2006 was a loss of $77,636 as compared to the loss of $92,672 for the same quarter ending September 30, 2005.

During the nine months ended September 30, 2006, the Company had total revenues of $3,599,626 compared to $2,794,422 for the nine months ended September 30, 2005, a 29% increase. Revenue from company store sales decreased by 20% as the company has been unable to finance merchandise inventory’s resulting in decreased merchandise sales. On a per store basis, the Company generated an average of $619,028 per store in the three company store locations in the first nine months of 2005, compared with $741,146 per store on the two store locations operating in the comparable period in 2006. Offsetting the increase in total company store sales in the first nine months ending September 30, 2006 and a 1% decrease in revenue share sales was a 3% increase in sales of simulators as compared to the first nine months ending September 30, 2005. The Company recorded all or a portion of eight sales transactions for 23 SMS simulators and 11 Reactor simulators in the first nine months of 2006.

For the nine months ending September 30, 2006, sales increased 29% as compared to the nine months ending June 30, 2005. Operating expenses declined by 10%, resulting in a 83%, or $1,023,042, decrease in the operating loss for the nine months ending September 30, 2006 as compared to the same period in 2005. Payroll expenses declined 20% or $299,527, and occupancy expense declined 6% or $57,815, when comparing the first nine months of 2006 to the first nine months of 2005. Interest expense increased 6% from $376,514 for the nine months ending September 30, 2005 to $400,452 for the same period in 2006. The net loss for the first three quarters of 2006 of $603,528 was 62% lower than the $1,602,632 loss for the same nine month period one year ago.

Liquidity and Capital Resources

The primary source of funds available to the Company are receipts from customers for simulator and merchandise sales in its two owned and operated racing centers, percentage of gross revenues from simulator races and minimum guarantees from revenue share and lease sites, the sale of simulators, proceeds from equity offerings including the $2,610,050 received in August 2002, proceeds from debt offerings including the $700,000 in Secured Bridge Notes and warrants issued in March 2003, the $604,000 in net proceeds from Notes and options issued between February and June, 2004, the additional loan of a net $100,000 from one of the existing Bridge Loan note holders, $122,000 from the 2005 Note, $950,000 from the 2006 Note, loans from shareholders, credit extended by vendors, and possible future financings.

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

On December 31, 2004, March 31, 2005 and April 15, 2005, the Company entered into three Asset Purchase Agreements pursuant to which it sold forty-four (44) of its race car simulators that were located in existing revenue share locations, or had been installed in new revenue share sites. While this transaction generated an aggregate purchase price of $2,856,600, it also depleted monthly revenue share payments to the Company generated by the simulators that were sold. Management intends to contract with revenue share partners and install simulators within its inventory to replenish the cash flow lost from 34 of the 44 simulators that were sold in a timely manner, although there can be no assurances. The Company has also contracted two simulators for lease that have been a part of the Dodge exhibit at major auto shows throughout Europe this year.

During the nine months ending September 30, 2006, the operating activities of the Company used net cash of $675,829 compared to net cash used of $1,283,353 for the comparable period in 2005. The drivers for the $675,829 reduction in cash used from operations can be attributed to the increases in accounts receivable, inventory and prepaid expenses and the decreases in accounts payable, accrued expenses and simulator sales deposits.

During the nine months ending September 30, 2006, the Company generated $379,273 of net cash in investing activities compared with $683,233 of net cash used in investing activities during the comparable period in 2005. The increase in cash from investing activities is primarily related to the sale of simulators.

During the nine months ending September 30, 2006, the Company generated $831,764 of cash from financing activities compared with $719,321 of cash used during the comparable period in 2005. The proceeds from financing activities is primarily related to the 2006 note.

As of September 30, 2006, the Company had cash totaling $229,842 compared to $353,180 at December 31, 2005. Current assets totaled $566,654 at September 30, 2006 compared to $868,703 on December 31, 2005. Current liabilities totaled $3,532,538 on September 30, 2006 compared with $3,874,457 on December 31, 2005. As such, these amounts represent an overall increase in working capital of $39,870 for the nine months ending September 30, 2006.

ITEM 3. INTERNAL CONTROLS AND PROCEDURES

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of the Company (currently one individual) have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act) within 90 days prior to the filing of this report. Based on that evaluation, the PEO and PFO have concluded that the Company’s disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company’s internal controls, or in factors that could significantly affect internal controls, subsequent to the most recent evaluation of such controls.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. On September 6, 2006, Perfect Line and its lease assignee, Checker Flag Lightning (CFL), were served a complaint from Mall of Georgia for past due rent totaling $164,726 between the two parties. The non-performance of CFL in paying either its rent obligations to Mall of Georgia under the assigned lease or the payments due to Perfect Line under their revenue share agreement has resulted in this complaint from Mall of Georgia. Perfect Line has agreed to terms of a settlement agreement with Mall of Georgia and is waiting on the settlement agreement draft for review at the time of this filing. The terms of the settlement will allow Perfect Line the ability to remove the 8 SMS simulators at the Mall of Georgia location and permits Perfect Line a reasonable time period for the payment of its obligations to Mall of Georgia while it reactivates the simulators into the market. As of September 30, 2006 and as of the filing of this Interim Report on Form 10-QSB, the Company is not aware of any other material legal actions directed against the Company.

ITEM 2. CHANGES IN SECURITIES

None, not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None, not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, not applicable.

ITEM 5. OTHER INFORMATION

None, not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits.

3(i)	Articles of Incorporation [1]
3(ii)	By-Laws[1]
10.1	Form of Secured Bridge Notes [2]
10.2	Form of Procurement Contract [3]
10.3	Form of Master Revenue Sharing Agreement [3]
10.4	Asset Purchase Agreement with Race Car Simulation Corporation, a portfolio company of Dolphin Direct Equity Partners, LP [4]
10.5	Asset Purchase Agreement with Checker Flag Lightning, LLC (“CFL”), a Michigan limited liability corporation [5]
11.1	Computation of Earnings (Loss) Per Share
14.1	Code of Ethics[6]
21.1	Subsidiaries
31.1	Certification of William R. Donaldson as Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Security Exchange Act of 1934.
32.1	Certification of William R. Donaldson as Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of William R. Donaldson as Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350.

1) Incorporated by reference from Form 10-QSB filed on November 14, 2002
2) Incorporated by reference from Form 8-K filed on March 13, 2003

3) Incorporated by reference from Form 10-QSB filed on May 17, 2004

4) Incorporated by reference from Form 8-K filed on January 6, 2005
5) Incorporated by reference from Form 8-K filed on January 6, 2006
6) Incorporated by reference from Form 10-KSB filed on March 30, 2006

B.	Reports on Form 8-K.

1.	Form 8-K	Filed July 14, 2006	Announcement of note, warrant, and security agreements with investors in a private placement.
1.	Form 8-K	Filed August 21, 2006

Company management made the decision to restate the Company’s financials from the period beginning with Form 10-KSB for the year ended December 31, 2004 to the current date in order to account for the transactions with Race Car Simulator Corporation (“RCSC”) as a borrowing rather than an asset purchase in accordance with the guidance provided in paragraphs 21-22 of the Statement of Financial Accounting Standards No. 13 (SFAS 13)..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

Date: November 14, 2006	By:	/s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 14, 2006	By:	/s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: November 14, 2006	By:	/s/ William R. Donaldson

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