Form 10KSB/A
period 2004-12-31
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2006-11-20
CIK 1115551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

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

Indicate by checkmark whether the Issuer: (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No [] (2) Yes ☒ No []

Issuer’s Revenues for its most recent fiscal year: $5,769,104

As of March 22, 2005, the aggregate market value of the voting stock held by non-affiliates of the Issuer, 32,192,470 shares, was $2,253,473. The market value of Common Stock of the Issuer, par value $0.0001 per share, was computed by reference to the average of the closing bid and asked prices of one share on such date which was $0.07.

The number of shares of the issuer’s Common Stock, par value $0.0001 issued and outstanding as of March 22, 2005, was 87,715,910.

Exhibit Index located on Page 59

INDEX TO ANNUAL REPORT ON FORM 10-KSB

PAGE

NUMBER

SECTION

NOTE ON FORWARD-LOOKING INFORMATION	3
BASIS OF PRESENTATION	4

PART I

ITEM 1.	Description of Business	5
ITEM 2.	Description of Properties	11
ITEM 3.	Legal Proceedings	12
ITEM 4.	Submission of Matters to a Vote of Security Holders	12

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters	12
ITEM 6.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	14
ITEM 7.	Financial Statements and Notes to Financial Statements
Report of Independent Registered Public Accounting Firm	24
Consolidated Balance Sheet at December 31, 2004	25
Consolidated Statements of Operations for the Years Ended
December 31, 2004 and December 31, 2003	27
Consolidated Statements of Changes in Shareholders’ Equity
for the Years Ended December 31, 2004 and December 31, 2003	28
Consolidated Statements of Cash Flows for the Year Ended
December 31, 2004 and December 31, 2003	30
Notes to Consolidated Financial Statements	32
ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	48
ITEM 8A.	Controls and Procedures	49

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons	50
ITEM 10.	Executive Compensation	52
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management	53
ITEM 12.	Certain Relationships and Related Transactions	54
ITEM 13.	Exhibits and Reports on Form 8-K	55
ITEM 14.	Principal Accountant Fees and Services	56

SIGNATURES	58

EXHIBITS INDEX	59

NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-KSB/A and other statements issued or made from time to time by the Company or its representatives contain statements, which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77z-2 and 78u-5. Those statements include statements regarding the intent, belief, or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. All statements, trend analyses, and other information contained in this report relative to markets for the Company’s products and/or trends in the Company’s operations or financial results, as well as other statements which include words such as “anticipate(s),” “could,” “feel(s),” “believes,” “plan,” “estimate(s),” “expect(s),” “should,” “intend(s),” “will,” and other similar expressions, constitute forward-looking statements and are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions that may impact the disposable income and spending habits of consumers; (ii) the availability of alternative entertainment for consumers; (iii) the ability of the Company to obtain additional capital; (iv) the receipt of a going concern opinion from the Company’s independent public accountants; and (v) the ability of the Company to control costs and execute its business plan.

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

All information in this Form 10-KSB/A is presented from the perspective of Interactive Motorsports and Entertainment Corp. and its subsidiary Perfect Line and not from the perspective of PIH.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Interactive Motorsports and Entertainment Corp. (“IMTS” or the “Company”), an Indiana corporation, through its wholly owned subsidiary, Perfect Line, Inc., is a world leader in race simulation. The Company is in the business of owning and operating simulated racing centers, selling racing related merchandise, revenue sharing with partners in malls, amusement parks, family entertainment centers, casinos and auto malls, leasing for mobile fan interactive experiences and the selling simulators to third parties. Under an exclusive license from America’s fastest growing sport, NASCAR, the NASCAR Silicon Motor Speedway (NSMS) customers experience driving in a NASCAR race car that simulates the motion, sights and sounds of an actual NASCAR event.

The Company leverages its strategic relationships and proprietary assets, which include (a) sophisticated racing simulation technology, (b) an exclusive licensing agreement with NASCAR, and (c) license agreements with other racing entities including race tracks, race teams, and race sponsors to create a dynamic, diversified business.

For the year ended December 31, 2004, the Company’s racing centers and revenue share simulators generated revenue of approximately $7.0 million. Over the last 18 months, management has revised the Company’s business model from an owned and operated, mall based racing center concept to primarily a revenue share and leasing business. The revenue share model is one where the Company owns the race car simulators and the software, and the revenue share partner (mall retailer, family entertainment center, amusement park, casino, museum, etc.) provides the space and the labor for the experience. The revenue that is generated is shared between the two parties, and minimum guarantees to the Company normally apply.

Major Agreements: During 2004, the Company entered into lease/revenue share arrangements as well as entered into transactions for the sale of simulators. The lease/revenue arrangements involve four types of locations (including ongoing service agreements for locations of simulators which are sold) and four types of arrangements. The Company entered into lease/revenue arrangements for fixed locations with (i) new facility operators for new locations; (ii) new facility operators to assume the Company’s operations under presently existing Company locations; (iii) new operations for mobile arrangements for use with the Nextel experience; and (iv) simulator equipment sales. A brief description of each of those is listed below.

Perfect Line’s race simulators, including those owned by Race Car Simulation Corp., are currently featured in the following locations.

Locations

Company Owned (36 Simulators):

Location	Market	Sq. Ft.	Simulators
1) Mall of America	Minneapolis, MN	5,899	12 race cars
2) Universal CityWalk	Los Angeles, CA	5,000	12 race cars
3) Palisades Center	Nyack, NY	5,700	12 race cars

Revenue Share (123 Simulators):

Location	Market	Sq. Ft.	Simulators
1) Opry Mills	Nashville, TN	6,007	10 race cars
2) Gurnee Mills	Chicago, IL	6,111	6 race cars
3) Concord Mills	Charlotte, NC	7,865	12 race cars
4) Katy Mills	Houston, TX	6,172	8 race cars
5) Mall of Georgia	Atlanta, GA	5,895	8 race cars
6) Riverchase Galleria	Birmingham, AL	6,188	8 race cars
7) RiverTown Crossing	Grand Rapids, MI	6,100	8 race cars
8) Jordan Creek Town Ctr	Des Moines, IA	4,000	8 race cars
9) NASCAR SpeedPark	Sevierville, TN	1,584	6 race cars#
10) NASCAR SpeedPark	St. Louis, MO	1,496	6 race cars#
11) NASCAR SpeedPark	Toronto, Canada	1,500	6 race cars#
12) NASCAR SpeedPark (a)	Myrtle Beach, SC	1,600	6 race cars#
13) Gate A Sports	Cleveland, OH	2,470	5 race cars
14) Playcenter (b)	Sao Paulo, Brazil	1,000	4 race cars
15) Burdick Driver’s Village	Syracuse, NY	3,472	8 race cars#
16) Big River Entertainment (b)	Memphis, TN	5,000	12 race cars
17) Bass Pro Shop	Harrisburg, PA	500	2 race cars

a.	Scheduled to open Q2
b.	Scheduled to open TBD

Mobile Units (14 Simulators):

1) Nextel Mobile Experience	2004-06 NASCAR Nextel Cup series events	6 race cars#
2) Perfect Line/NTI Experience	Joint Venture Mobile Experience	2 race cars
3) Nextel Mini Experiences	Nextel regional marketing	6 race cars#

Sales of Simulators (20 Simulators):

Buyer	Market	Simulators
1) Roltex	Moscow, Russian Federation	8 race cars*
2) Tonne Mgmt.	Wisconsin Dells, WI	4 race cars*
3) Ft. Gordon	Ft. Gordon, GA	2 race cars
4) I-Vision Tech.	Abu Dhabi, UAE	4 race cars
5) I-Vision Tech.	Abu Dhabi, UAE	2 race cars

# Denotes asset sold to Race Car Simulation Corporation

* Denotes that simulators are not yet installed

Pricing

An individual race typically costs $8.50 and quantity discounts are offered with purchases of multiple races. Customers pay an average of $25 per hour to use a simulator during leagues and competitions. Depending on the program or package, the targeted yield for group sales averages between $300 and $800 per hour for the use of the entire racing center. Prices of merchandise range from $16 for a hat up to $200 for high-end leather jackets. Prices for the die-cast and collectable cars range between $15 and $65. The Company’s owned locations provide the only means to generate revenues from merchandise sales. The Company does not receive any payments from the revenue share sites for merchandise sales.

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

Perfect Line, LLC, a predecessor to Perfect Line, Inc., re-opened 12 of the racing centers, which utilized 136 of the simulators, between July 2001 and August 2002. The Company then warehoused 32 simulators for future deployment and 2 simulators are used for research and development purposes at the Company’s technology center in Santa Clara, California. The proprietary technology includes two U.S. Patents, which combine to create what management believes to be one of the world’s most realistic simulations of the sights, sounds and motions experienced by driving in an actual NASCAR race. The proprietary motion-based platform that the race car simulator is mounted on is among the other assets that were acquired and licensed as part of the transaction.

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

In July of 2003, management revised the Company’s business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.) and mobile lease programs such as the Nextel Experience and simulator purchases. Without the burden of occupancy costs and labor costs, management believes the current business model has proved successful as indicated by the Company’s first quarterly operating profit for the quarter ending September 30, 2004, and first quarterly net profit for the quarter ended December 31, 2004, as well as its first net profit for the year ending December 31, 2004.

On December 31, 2004, the Company entered into an Asset Purchase Agreement pursuant to which it sold thirty-four (34) of its existing race car simulators to Race Car Simulation Corporation (“RCS”), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”) for an aggregate purchase price of $1,536,600. The Purchase Agreement is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13. The Agreement also grants RCS an option to purchase an additional ten (10) new race car simulators for an aggregate purchase price of $1,320,000.

The Company’s Current Operations, Recent Developments and Plan for the Future

The Company’s primary focus is to leverage the Company’s ownership of its internationally unique, proprietary race car simulation technology and create the largest network of officially-licensed, NASCAR-branded entertainment centers in the world. The Company believes that this can be done profitably through a combination of owned and operated racing centers, third party revenue share locations (family entertainment centers, amusement parks, casinos, auto malls, etc.), mobile unit leases and the domestic and international sales of the race simulator product.

NASCAR racing is currently the #1 spectator sport in America. The Company has an exclusive license agreement with NASCAR for location-based entertainment, which includes the right to use the NASCAR name within the Silicon Motor Speedway logo, on racing center signage, within collateral sales materials, on the NSMS web site, and within the NSMS racing simulator software. The Company has also secured licenses with many popular racetracks in the United States, and the cars driven by many of the race fans’ favorite Nextel Cup teams and drivers, ranging from established stars such as Dale Earnhardt, Jr., Tony Stewart and Mark Martin, to rising stars like Matt Kenseth and Kurt Busch. These licensing agreements and the use of NASCAR related identities and marks provide immediate name recognition, credibility, and authenticity to NSMS.

The Company has integrated these license agreements with sophisticated proprietary racing simulator technology to create a network of NASCAR-themed, family-oriented, racing entertainment and retail merchandise centers. Many racing centers are in some of America’s premier shopping malls, giving us access to over 160 million annual site visits from potential customers.

Simulator races take place on famous NASCAR Nextel Cup racetracks such as Daytona International Speedway, Indianapolis Motor Speedway, Lowe’s (Charlotte) Motor Speedway, Atlanta Motor Speedway, Bristol Motor Speedway, and Richmond International Raceway.

NSMS owned Racing Centers, as well as many of its revenue share Racing Centers, are operated as combined racing entertainment and retail merchandise stores. In addition to providing customers with the opportunity to drive Nextel Cup racecars, NSMS Racing Centers also feature a large selection of officially-licensed NASCAR merchandise. Research indicates that NASCAR fans buy more merchandise than fans from almost any other sport and they are also the most brand-loyal. These characteristics helped boost worldwide NASCAR-branded retail sales from approximately $82 million in 1990 to $2.1 billion in 2004. The Company’s NSMS racing centers are the largest network of officially licensed, NASCAR-branded interactive entertainment stores in the world, and offer its customers the most popular NASCAR merchandise available. Although the Company’s owned locations provide its only direct means to generate revenues from merchandise sales, the Company’s experience has been that increases in merchandise sales have a spillover effect on the level of simulator revenue each site generates. The Company does not receive any payments from the revenue share sites for merchandise sales. With these factors in place, the Company believes it is well-positioned to capitalize on this billion-dollar market.

Tony Stewart, 2002 NASCAR Nextel Cup Champion, has been the spokesman and technical advisor for NASCAR Silicon Motor Speedway. He has been featured in promotions, advertising and point-of-sale material and also has made appearances at NSMS racing center locations throughout the country.

The Company first tested the revenue share business model with the Burroughs and Chapin Company of Myrtle Beach, South Carolina, by installing 6 simulators at their Smokey Mountain NASCAR SpeedPark in April of 2003, and 5 simulators at their Myrtle Beach Pavilion Amusement Park’s Ocean Front Arcade in May of 2003. The results of these two revenue share racing centers inspired management to revise the Company’s business model beginning in July of 2003, changing the focus from Company owned and operated racing centers to revenue share racing centers located within malls, family entertainment centers, amusement parks, casinos, auto malls, etc. Revenue share locations will provide IMTS the opportunity to install simulators in existing or planned entertainment venues and share proportionately in the sales generated with owner-operators. The Company provides the simulators at cost (expected to be financed through a third party leasing firm, although no agreements have been reached) and the host organization (owner-operator) provides the space, required site build-out, and day-to-day operations staffing.

The Company and Checker Flag Lightning of Grandville, Michigan, tested the conversion of one of the Company’s mall racing centers to a Checker Flag Lightning retail merchandise and entertainment center beginning in November of 2003. The lease at the racing center within RiverTown Crossing in Grandville, Michigan was assigned to Checker Flag Lightning and the store was remodeled by reducing the number of simulators to 8 from 10, and building out the retail merchandise space to fill nearly half of the 6100 square feet with NASCAR merchandise. This model led to an agreement with Checker Flag Lightning in March of 2004 to assign six of the Company’s mall leases with the intent to convert each of them to the new mall model. In addition, Checker Flag Lightning recently opened a 3,500 square foot retail merchandise and entertainment center featuring 8 of the Company’s simulators in the new Jordan Creek Town Center in West Des Moines, Iowa, and a 4000 square foot site featuring 6 simulators at Gurnee Mills, just north of Chicago, Illinois.

The Company recently established a new revenue stream through mobile leases that management believes will be beneficial to the Company in the future. At the 2004 Daytona 500, Nextel debuted The Nextel Experience, a mobile fan interactive experience that features six of the Company’s race simulators. The Nextel Experience has had and will have a prominent location at each of the NASCAR Nextel Cup events for at least through the 2006 season. For 2005, Nextel is leasing an additional three mini mobile experiences that they will use for promotional events around the country, each featuring two of the Company’s simulators.

The Company has made technological improvements to the simulation, resulting in an enhanced racing experience. In addition, two popular racetracks, Bristol and Indianapolis, were introduced to the simulation experience late in 2002 and early in 2003. Other software improvements were implemented, including on-line programs such as MySpeedway. MySpeedway is a feature on IMTS’s website (www.smsonline.com) that allows customers to find their recent lap times, and analyze their results to improve their performance by comparing their times to those of other racers throughout the country. Car parameters were introduced in August 2003 allowing racers to set up their cars to their personal preferences. Adjustable parameters include traction control, anti-lock brakes, spoiler angle, steering ratio, front anti-roll bar, engine, transmission gearing, and rear end ratio.

Technological improvements are currently under development. These include upgrading and enhancing the game graphics, upgrading the underlying operating system in order to accommodate future developments, and significant revenue enhancing game features that target the Company’s core customers. Other projects include a smaller version of our patented motion platform that will allow more customer throughput, a 3D version of our racing experience and a concept called Wheel to Real where we recreate actual NASCAR races in graphic form using data from the race cars for replay experiences and interactive features. Although the individuals involved in research and development have other responsibilities with the Company, management estimates that approximately $243,000 was spent in the year ending December 31, 2004 on research and development activities.

In order to meet the ongoing demand for the Company’s simulators, the Company has submitted purchase orders for 50 new race car simulator bodies and motion base platforms with Elan Motorsports Technologies who can manufacture and assemble the simulators at a rate of 2 per week. The manufacturing will be funded by a combination of advance deposits due from customers and the financing that the Company anticipates generating due to the Company’s recent financial improvements.

Racing Center Dynamics

Simulator Racing – The racing centers generate revenues from repeat customers that in 2004 represented approximately 88% of IMTS’s company owned store revenue, and approximately 52% of the Company’s total revenues. Approximately 50% of the Company’s first time drivers are non-destination walk-ins. A typical customer is a college-educated male over the age of 20 with household income in excess of $50,000. Repeat customers cite challenge and competition as primary reasons for returning to its racing centers.

Merchandise – The sale of NASCAR licensed merchandise at the Company’s owned and operated racing centers extends beyond customers participating in the race experience. The most popular price points are under $25, predominantly hats and t-shirts, and represent a significant portion of the merchandise sales, many of which are simply “souvenirs” or impulse pick-up items purchased by passers-by. The “collectibles” portion of the inventory is generally sold to regular customers who depend on NSMS to stock the collectable die-cast models and premium merchandise.

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

Training –The Company provides extensive training programs for both employees and managers. New employees are given a thorough orientation on all policies and procedures during a three to five day training program. New managers must complete an extensive training program that covers all aspects of each racing center.

Employees -- As of March 1, 2005 the Company had 68 employees including 32 full-time and 36 part-time. The Company considers its relations with its employees to be excellent.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company is headquartered at 5624 West 73rd Street in Indianapolis, Indiana where the Company leases approximately 4,800 square feet. The facility consists primarily of office and storage areas and is leased from an unrelated third party. The headquarters’ lease expires September 14, 2005. The Company also maintains an engineering office at 2065 Martin Avenue in Santa Clara, California where it leases approximately 1,800 square feet of office space. The engineering office lease expires on April 30, 2005. The Company believes its headquarters and engineering space is adequate for the present time and is reviewing options for relocating or extending its leases at these locations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Dividend Policy

To date, the Company has not paid dividends on its common stock. The payment of dividends, if any, is within the discretion of the Board and will depend upon the Company’s earnings, capital requirements and financial condition, and other relevant factors. The Board does not intend to declare any dividends in the foreseeable future.

Holders of Record

As of March 22, 2005 there were approximately 295 holders of record of our Common Stock consisting of 87,715,910 shares issued and outstanding. The number of holders of record was calculated by reference to reports from the Company’s stock transfer agent.

Share Price History

The Company’s common stock (the “Common Stock”) has traded on the over-the-counter market in what is commonly referred to as the “OTC Bulletin Board” or the “OTCBB” under the trading symbol “IMTS” since August 14, 2002. The following table sets forth the high and low bid prices of the Common Stock for the periods indicated. The price information contained in the table was obtained from the OTCBB web site and other sources we consider reliable. Note that such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and the quotations may not necessarily represent actual transactions.

	Common Stock Price
Quarter Ended	High	Low	Close

March 31, 2003	.48	.16	.18
June 30, 2003	.26	.13	.21
September 30, 2003	.18	.09	.09
December 31, 2003	.10	.04	.08
March 31, 2004	.24	.09	.10
June 30, 2004	.14	.05	.07
September 30, 2004	.07	.04	.05
December 31, 2004	.09	.05	.07

Issuance of Securities

In connection with the Company’s merger with and into PIH on August 2, 2002, a total of 11,300,000 shares of Interactive Motorsports and Entertainment Corp. common stock were issued to shareholders of PIH in exchange for their shares of common stock of that company.

On August 2, 2002, 4,745,456 shares of the Company’s Preferred Stock were issued for cash consideration of $2,610,050. The Convertible Preferred Stock was all converted to common stock, with 2,472,728 shares of Convertible Preferred Stock converted to 12,724,183 shares of common stock in 2003, and 2,272,728 shares of Convertible Preferred Stock were converted to 11,363,640 shares of common stock in 2004.

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

On December 31, 2004, the Company entered into an Asset Purchase Agreement pursuant to which it sold thirty-four (34) of its existing race car simulators to Race Car Simulation Corporation (“RCS”), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”). The Purchase Agreement is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13. Terms of the transaction included the issuance warrants to Dolphin for the purchase of 5,161,500 shares of common stock. The warrants have a strike price of $.10 per share, and expire on 12/31/2009. The transaction also required the payment of $84,000 and the issuance of warrants for 150,000 shares of common stock to Northeast Securities for their services in the transaction. The warrants also have a strike price of $.10 per share, and expire on 12/31/2009. At December 31, 2004, none of these warrants had been exercised.

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

Overview

The Company generated its first quarterly operating profit in the third quarter of 2004. Since inception on May 31, 2001 and through December 31, 2004, the Company has accumulated aggregate losses totaling $7,670,074, which includes the net loss of $1,235,419 for the twelve months ended December 31, 2004, the net loss of $3,525,581 for the twelve months ended December 31, 2003, the net loss of $2,189,220 for the twelve months ended December 31, 2002 and the net loss of $719,854 for the period from inception to December 31, 2001.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002 from the sale of Preferred Stock, $700,000 borrowed in March 2003, $604,000 in net proceeds borrowed between February 2004 and June 2004, $1.957 million received in the form of deposits for the placement of race car simulators in revenue share locations, or for the future purchase by third parties of racecar simulators, and $988,171 by delaying payments to its vendors. See further discussion under “Liquidity and Capital Resources” and “Risk Factors” below.

During the twelve months ended December 31, 2004, the Company had total revenues of $5,769,104 compared to $7,557,978 for the twelve months ended December 31, 2003. The 23.7 % decrease in revenue is due primarily to the implementation of the Company’s revised business model during 2004. Most of the Company store locations at December 31, 2003 were converted to Checker Flag Lightning, Inc. revenue share locations in 2004. This resulted in the Company recognizing just a portion of the revenue generated by the location as revenue share income, with little related expense, rather than recognizing all the revenue generated at a location, but also recognizing the payroll, rent and operating expenses associated with the location as well. The resultant reduction in revenue from store sites was offset for the most part by the realization of new revenue streams from the Company’s leasing and sales activities, and from the addition of new revenue share locations beyond the original converted store locations.

Review of Consolidated Financial Position

Cash and Cash Equivalents: The Company had $1,334,673 in cash as of December 31, 2004 compared with $249,005 at December 31, 2003, an increase of $1,085,668. This increase in cash for the year ended December 31, 2004 relates principally to the sale of 34 simulators on December 31, 2004 for which the Company received $1,424,600.

Trade Accounts Receivable: The higher balance of $428,726 at December 31, 2004 is primarily revenue share and credit card receivables while the $39,459 balance at December 31, 2003 is primarily credit card receivables only. The increase is attributable to the increase is the Company’s revenue share business, coupled with the slowness of payment by the Checker Flag organization.

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

Accounts Payable: The balance of accounts payable of $418,815 at December 31, 2004 represents a reduction of $1,143,015 from the balance at December 31, 2003 of $1,561,830. This reduction is primarily attributable to the reclassification of back rent and utilities due to the landlords of the revenue share sites that were converted from company store locations in 2004, and to the payment of accounts payable in the normal course of business. This back rent liability is now classified as an accrued expense so as to provide a clearer picture of the accounts payable associated with the Company’s revised business model

Accrued Liabilities: The balance at December 31, 2003 of $776,314 increased by $382,615 in 2004 to $1,158,929 due primarily to the reclassification of a portion of the back rent and utilities due to the landlords of the revenue share sites that were converted from company store locations in 2004. Also driving the increase were the establishment of accruals for warranty expenses on sold simulators of $47,915. Accrued licensing fees of $80,000 at December 31, 2003 decreased to $71,750 at December 31, 2004.

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

On December 31, 2004, the Company entered into an Asset Purchase Agreement pursuant to which it sold thirty-four (34) of its existing race car simulators to Race Car Simulation Corporation (“RCS”), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”). The purchase price of $1,536,600 was paid in cash by the date of the agreement. The Purchase Agreement is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13. Terms of the transaction included the issuance warrants to Dolphin for the purchase of 5,161,500 shares of common stock. The warrants have a strike price of $.10 per share, and expire on 12/31/2009. The transaction also required the payment of $84,000 and the issuance of warrants for 150,000 shares of common stock to Northeast Securities for their services in the transaction. The warrants also have a strike price of $.10 per share, and expire on 12/31/2009. Using the Black Schoales valuation model, the Company determined the value of these warrants to be $287,308 assuming a risk-free interest rate of 3.95% over a period of five years. At December 31, 2004, none of these warrants had been exercised.

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

Review of Consolidated Results of Operations

Sales for the twelve months ended December 31, 2004 were $1,788,874 lower than for the 12 month period ending December 31, 2003 due primarily to the implementation of the Company’s revised business model during 2004. Most of the Company store locations at December 31, 2003 were converted to Checker Flag Lightning, Inc. revenue share locations in 2004. This resulted in the Company recognizing just a portion of the revenue generated by the location in 2004 as revenue share income, with little related expense, rather than recognizing all the revenue generated at a location, as was the case in 2003, but also recognizing the payroll, rent and operating expenses associated with the location as well. The resultant reduction in revenue from store sites was offset for the most part by the addition of new revenue share sites beyond the original converted store locations, and the realization of new revenue streams from the Company’s leasing and sales activities.

During 2004, the Company dramatically reduced the rate of decline in company store sales. Same store sales for the three company stores at December 31, 2004 declined by 43% from year earlier levels, as compared to the 16% decline when comparing same store sales for the three company stores at December 31, 2002 and 2003. We believe company store sales decreased in 2004 due to a lack of marketing expenditures, and the lack of sufficient quantities of merchandise inventory at key periods during the year to maximize the opportunity the retail component of the stores provides.

Operating expenses for the year ended December 31, 2004 declined by approximately 38% from the period ending December 31, 2003. These expenses represented approximately 108% of net sales and approximately 140% for the comparable period in 2003. Implementation of the Company’s revised business model resulted in a reduction in operating expenses of approximately $3.78 million, with reductions occurring primarily in payroll and occupancy costs as the Company converted company owned stores to revenue share locations.

Additionally, interest expense declined by approximately $96,000 as the Company was able to secure financing at more attractive rates in 2004 than were available in 2003.

EBITDA of $(386,567) for the period ending December 31, 2004 increased dramatically as compared to EBITDA of ($2,294,930) for the period ending December 31, 2003. This improvement is directly attributable to the decrease in operating expenses and interest expense in 2004.

Qualitative and Quantitative Disclosures of Market Risk

The fair value of the assets and liabilities comprising the Company’s condensed consolidated balance sheet are not subject to an inordinate amount of market risk. The term market risk refers to the risk of loss arising from adverse changes in interest rates and other relevant market rates and prices. The Company’s primary assets are the racing simulators and the software that runs them. As such, the Company does not believe it has any significant exposure to market risk, as defined.

Critical Accounting Policies

The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to Consolidated Financial Statements for the year ended December 31, 2004 included in Item 7 in this Form 10-KSB/A. The Company has consistently applied these policies in the year ended December 31, 2004. Management does not believe that operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Internal Controls

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, management has reviewed the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to this annual report (the “Evaluation Date”). Management believes that such disclosure controls and procedures as of the Evaluation Date were adequate to ensure that employees and others with material information relating to the Company make that information known to management. To management’s knowledge, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

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

In July of 2003, management revised the Company’s business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.) and mobile lease programs such as the Nextel Experience, and simulator purchases. Without the burden of occupancy costs and labor costs, management believes the current business model has proved successful as indicated by the Company’s first quarterly operating profit for the quarter ending September 30, 2004, by its first quarterly net profit for the quarter ended December 31, 2004, and by its profit for the year ending December 31, 2004.

On December 31, 2004, the Company entered into an Asset Purchase Agreement pursuant to which it sold thirty-four (34) of its race car simulators to Race Car Simulation Corporation (“RCS”), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”) for an aggregate purchase price of $1,536,600. The Purchase Agreement is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13 which increased Notes Payable by $1,249,292. The Agreement also grants RCS an option to purchase an additional ten (10) race car simulators for an aggregate purchase price of $1,320,000.

During the year ended December 31, 2004, the operating activities of the Company used net cash of $724,053 compared to net cash used of $858,169 for the comparable period in 2003, a decrease of $134,116. The decrease in cash was offset by increases in accounts receivable from revenue share locations of approximately $395,000, increases in inventory related to the production and delivery of new race car simulators of approximately $211,000, and a net collective decrease in accounts payable and accrued expenses of approximately $352,000.

During the year ended December 31, 2004, the Company used $190,793 of net cash in investing activities compared with $221,481 of net cash used in investing activities during the comparable period in 2003. In 2004, the net cash used relates primarily to the capitalization of the costs associated with the installation of simulators in new revenue share locations, and the costs of components for simulators currently in production.

During the year ended December 31, 2004, the Company generated $2,050,514 of cash from financing activities compared with $745,750 of cash generated during the comparable period in 2003. Two of the four Secured Bridge Notes dated March, 2003 continue to maintain a balance totaling $550,000, of which $200,000 was repaid on January 3, 2005. One of the four Secured Bridge Notes dated March, 2003 was paid in full in 2004, and another of the notes was rolled into the 2004 Note and Option Purchase Agreement described below.

Between February and June, 2004, the Company sold a series of notes collectively referred to as the 2004 Note and Option Purchase Agreement in the total amount of $750,000. These notes generated $604,000 in cash, while $146,000 of the notes were the result of a rollover of a prior company obligation under the 2003 Secured Bridge Notes as described above.

As of December 31, 2004, the Company had cash and cash equivalents totaling $1,334,673 compared to $249,005 at December 31, 2003. Current assets totaled $2,058,820 at December 31, 2004 compared to $381,335 on December 31, 2003. Current liabilities totaled $4,718,288 on December 31, 2004 compared with $3,656,540 on December 31, 2003. As such, these amounts represent an overall increase in working capital of $617,737 from December 31, 2003.

Inflation

We do not expect the impact of inflation on our operations to be significant.

Risk Factors

The Company is subject to certain risk factors due to the organization and structure of the business, the industry in which we compete and the nature of our operations. These risk factors include the following:

Operating History, Operating Losses, and Accumulated Deficit

Perfect Line, LLC was formed in June 2001 for the purpose of acquiring certain of the assets of SEI, a bankrupt corporation, and modifying and improving the business model under which SEI operated, as more fully described under Overview above. While the concept is a modification and improvement upon the prior model, the modified business model was only in place for less than two full years, but also proved to be unprofitable. It is for that reason, among others, that the Company designed and implemented a revised business model focusing on revenue share locations and to a lesser extent, sales of the race car simulators. This current business model has proved to be a great success as evidenced by the Company’s financial performance in 2004 as compared to prior years. Nonetheless, Perfect Line has a limited operating history and is subject to numerous risks, expenses, problems, and difficulties typically encountered in establishing any business. For the 5 months ended December 31, 2001, Perfect Line had sales of $3,533,402, and a loss of $(719,854). For the year ended December 31, 2002, Perfect Line generated net sales of $9,636,278, resulting in a net loss of $2,189,220. As of December 31, 2003 and for the twelve months then ended, Perfect Line had net sales of $7,557,978 generating a net loss of $3,525,581. At December 31, 2004, the Company net sales of $5,769,104 generating a net loss of $1,235,419. This overall financial performance resulted in an accumulated deficit of $7,670,074 as of December 31, 2004 for the Company. Management believes the Company can maintain its profitability in the future, based upon revenues generated from owned and operated racing centers, revenue share locations, mobile leases and equipment sales. Despite the Company’s obvious improvement in its financial performance in 2004, there can be no assurance that the Company will be profitable for fiscal 2005 or thereafter or that the Company’s cash flow will allow it to continue to expand and fund its operations.

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

Significant Capital Requirements and Need for Additional Financing

The Company will need financing in order to fund its growth under the revenue share model, and it needs to replace the revenue share income that was given up as a result of the recent asset sale of 34 simulators currently in revenue share sites to Race Car Simulation Corporation. As of March 1, 2005, the Company had built, or partially built, 189 simulators, of which 42 have been sold and shipped, 40 are in company owned and operated sites, and 75 are in active revenue share sites. The remaining 32 (17 refurbished and 15 new) are at the warehouse or at Elan being prepared to place into the current pipeline of contracted asset purchases or revenue share sites. It is also contemplated that some of the 75 simulators in current revenue share sites may be moved to more profitable revenue share or lease sites. As an example, the Company recently moved four simulators from the Cowboy Pizza site in Monterey, CA to the Great Lakes Mall site in Mentor, OH (Cowboy Pizza was unable to obtain the funding for the restaurant build-out at the site, and therefore did not meet minimum revenue share guarantees). Going forward, the business model calls for advances on asset purchases that will cover the manufacturing costs, and financing will be required to manufacture the revenue share simulators that will be owed by the Company and installed into a revenue share partner’s site.

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

Dependence on Updated Technology and Licenses/Leases

The Company will likely have a need to routinely update and upgrade its simulation technology. If the Company is not able to retain appropriate personnel with the skills and ability to maintain its simulators, it will likely have a material adverse effect on the Company. The Company will also need to routinely upgrade the appearance of the simulators to closely approximate that of the then current NASCAR sponsors. This updating may involve significant time and expense and, in certain instances, require additional license agreements from new teams and/or sponsors. The Company will also need to renew existing licensing agreements with NASCAR teams and/or drivers. The Company currently has executed either contracts or term sheets with fourteen teams and/or drivers. The Company has established licensing relationships with a significant number of racetracks at which NASCAR events are held. The Company has license agreements with International Speedway Corp (ISC), Speedway Motorsports International (SMI) and the Indianapolis Motor Speedway (IMS), and has incorporated to date six NASCAR tracks into its proprietary software. The Company has the rights to many more prominent NASCAR tracks, and plans to add tracks to its software once funded. The Company has entered into an exclusive location based entertainment license agreement with NASCAR to utilize its logo. The license agreement permits the continued use of the NASCAR logo in the Las Vegas NASCAR Cafe and the Daytona USA simulator and provides that it is not a breach of the exclusivity clause for those two venues to continue to use their current simulator experiences. The license requires the Company to utilize its best efforts to maintain a minimum of eight entertainment stores. The Company’s confidential licensing agreement with NASCAR required an annual royalty payment in 2002 and quarterly royalty payments commencing in 2003 through 2009 based on simulator, merchandise, food, beverage, sponsor, and remote site revenues at varying percentages. The licensing agreement was amended on December 31, 2004, and the Company was able to reduce its minimum royalty guarantees. The exclusivity is subject to a minimum guarantee by July of 2007, and the license is up for renewal on December 31, 2009.

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

Issuance of our preferred stock could depress the market value of current shareholders. We have 10,000,000 authorized shares of convertible preferred stock (with zero shares outstanding) that may be issued by action of our Board of Directors. Our Board of Directors may designate voting control, liquidation, dividend and other preferred rights to preferred stock holders. Our Board of Directors’ authority to issue preferred stock without shareholder consent may have a depressive effect on the market value of our common stock. The issuance of preferred stock, under various circumstances, could have the effect of delaying or preventing a change in our control or other take-over attempt and could adversely affect the rights of holders of our shares of common stock.

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

Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker dealer prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer makes a special written determination that the penny stock is a suitable investment for the purchaser and receives the purchaser’s written agreement to the transaction.

Because we are subject to the penny stock rules our shareholders may find it difficult to sell their shares.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Interactive Motorsports and Entertainment Corp. and Subsidiaries

Indianapolis, Indiana

We have audited the accompanying consolidated balance sheet of Interactive Motorsports and Entertainment Corp. and Subsidiaries, as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The Company has restated the consolidated financial statements to correct the Company’s accounting for a borrowing transaction which is described in Note 15 to the financial statements.

HJ & Associates, LLC

Salt Lake City, Utah

March 1, 2005, except for Note 15 which is October 10, 2006

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheet

ASSETS

December 31, 2004
(Restated)
CURRENT ASSETS

Cash	$1,334,673
Accounts receivable	428,726
Inventory	259,931
Prepaid expenses	35,490

Total Current Assets	2,058,820

TOTAL PROPERTY AND EQUIPMENT, NET (Note 4)	823,238

OTHER ASSETS

Deposits	42,001
Other intangible assets, net	11,599

Total Other Assets	53,600

Total Assets	$2,935,658

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheet (Continued)

LIABILTIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

December 31, 2004
(Restated)
CURRENT LIABILITIES

Accounts payable	$418,815
Accrued payroll expense	67,385
Accrued sales tax payable	26,722
Gift certificates & customer deposits	42,888
Deposits on simulator sales (Note 13)	1,573,978
Accrued liabilities (Note 12)	1,158,929
Notes payable – related parties (Note 9)	186,537
Notes payable (Note 5)	1,243,034

Total Current Liabilities	4,718,288

LONG-TERM LIABILITIES

Notes payable – long term portion (Note 5)	1,067,905

Total Liabilities	5,786,193

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY (DEFICIT)

Convertible preferred stock, $0.0001 par value, 10,000,000 shares
authorized, zero shares outstanding	-
Common stock, $0.0001 par value, 200,000,000 shares authorized
87,715,910 shares issued and outstanding	8,772
Additional paid in capital	4,810,767
Retained deficit	(7,670,074)

Total Shareholders’ Equity (Deficit)	(2,850,535)

Total Liabilities & Shareholders’ Equity (Deficit)	$2,935,658

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31
	2004 (Restated)	2003

REVENUES
Company owned stores	$4,236,350	$7,407,627
Revenue share revenues	975,296	150,351
Leasing revenue	262,500	-
Sales of simulator systems	294,958	-
Total Revenues	5,769,104	7,557,978

COST OF SALES
COGS - Merchandise	279,519	497,102
Group sales expenses	18,749	84,623
COGS - Sale of simulators	127,165	-
Total Cost of Sales	425,433	581,725

GROSS PROFIT	5,343,671	6,976,253

GENERAL & ADMINISTRATIVE EXPENSES
Payroll related expenses	2,920,426	4,483,588
Occupancy expenses	1,575,332	3,188,240
Other operating expenses	1,728,915	2,329,571
Total Operating Expenses	6,224,673	10,001,399

LOSS BEFORE OTHER INCOME (EXPENSE)	(881,002)	(3,025,146)

OTHER INCOME (EXPENSE)
Interest expense	(404,746)	(500,435)
Gain on extinguishments of debt	50,329	-
Total Other Income (Expense)	(354,417)	(500,435)

LOSS BEFORE INCOME TAXES	(1,235,419)	(3,525,581)

INCOME TAX EXPENSE	-	-

NET LOSS	$(1,235,419)	$(3,525,581)

LOSS PER SHARE	$(0.01)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING	$85,900,541	$66,741,310

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Statements of Shareholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at December 31, 2002	4,745,456	$475	61,300,000	$6,130	3,653,445	$(2,909,074)	$750,976

Common stock issued For extinguishment of debt	-	-	20,000	2	7,298	-	7,300

Common stock issued for services	-	-	120,000	12	19,688	-	19,700

Common stock issued for license fees	-	-	150,000	15	32,985	-	33,000

Conversion of preferred stock to common stock	(2,472,728)	(248)	12,724,183	1,272	(1,024)	-	-

Fair value of warrants granted	-	-	-	-	316,610	-	316,610

Net loss for the year Ended December 31, 2003	-	-	-	-	-	(3,525,581)	(3,525,581)

Balance at December 31, 2003	2,272,728	227	74,314,183	7,431	4,029,002	(6,434,655)	(2,397,995)

Common stock issued for 2003 Bridge Loan Interest	-	-	935,726	94	78,112	-	78,206

Common stock issued for services	-	-	260,000	26	17,248	-	17,274

Conversion of preferred stock to common stock	(2,272,728)	(227)	11,363,640	1,136	(909)	-	-

Fair value of options and warrants granted	-	-	-	-	571,779	-	571,779

Subtotal	-	$-	86,873,549	$8,687	$4,695,232	$(6,434,655)	$(1,730,736)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Statements of Shareholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance Forward	-	$-	86,873,549	$8,687	$4,695,232	$(6,434,655)	$(1,730,736)

Common stock issued for payment of prior year accruals	-	-	842,361	85	115,535	-	115,620

Net loss for the year Ended December 31, 2004 (restated)	-	-	-	-	-	(1,235,419)	(1,235,419)

Balance at December 31, 2004 (restated)	-	$-	87,715,910	$8,772	$4,810,767	$(7,670,074)	$(2,850,535)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31

	2004 (Restated)	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(1,235,419)	$(3,525,581)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	374,362	413,606
Common stock issued for services and interest	211,100	52,700
Warrants issued related to sales agreements	295,657	-
Amortization of notes payable discount	(51,812)	316,610
Gain on extinguishment of debt	(50,329)	-
Bad debt expense	15,266	-
Net changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivable	(394,533)	37,275
(Increase) decrease in inventory	(211,056)	112,584
(Increase) decrease in prepaid expenses and other assets	(141,392)	57,331
Increase (decrease) in accounts payable	(1,093,094)	1,212,619
Decrease in accrued payroll and payroll taxes	(31,473)	(64,036)
Decrease in sales tax payable	(24,586)	(14,115)
Decrease in gift certificates and customer deposits	(70,199)	(28,529)
Increase in accrued expenses	462,169	218,675
Increase in deposits on simulator sales	1,221,286	352,692

Net Cash Used by Operations	(724,053)	(858,169)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(190,793)	(221,481)

Net Cash Used by Investing Activities	(190,793)	(221,481)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from and (repayments to) related parties	(50,000)	245,750
Bridge loan proceeds	2,050,514	500,000

Net Cash Provided by Financing Activities	2,000,514	745,750

INCREASE (DECREASE) IN CASH	1,085,668	(333,900)

CASH, BEGINNING OF YEAR	249,005	582,905

CASH, END OF YEAR	$1,334,673	$249,005

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31

	2004 (Restated)	2003

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest	$122,332	$68,951
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

Common stock issued for payment of prior year accruals	$115,620	$7,300
Common stock issued for services and interest	$95,480	$19,700
Warrants granted for notes payable	$571,779	$316,610
Common stock issued for license fees	$-	$33,000

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

Interactive Motorsports and Entertainment Corp, through its wholly owned subsidiary, Perfect Line, Inc. (the Company), (1) owns and operates three NASCAR Silicon Motor Speedway stores offering licensed NASCAR-branded entertainment products, (2) has ongoing revenue share agreements with third parties allowing them use of our NASCAR racing simulators and proprietary software, (3) sells its simulators and licenses its proprietary software to third parties, (4) leases its simulators and its proprietary software to third parties.. The cornerstone of the Company’s revised business model includes the expansion of the revenue share base. In revenue sharing, the Company enters into an agreement whereby the Company is entitled to an agreed percentage of the revenue generated by the simulator, subject to a minimum due each month.

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

b. SIGNIFICANT ESTIMATES

The most significant estimates made by management are determining the estimated useful lives of the fixed assets, determining the obsolescence of merchandise inventory, and assessing the realization of deferred tax benefits relating to the Company’s net operating loss carry forwards.

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

j. NET LOSS PER SHARE

The computation of net loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The Company calculates loss per share pursuant to Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Earnings Per Share. Basic loss per share is computed based upon the weighted average number of common shares issued and outstanding during each year. Diluted loss per share amounts assume conversion, exercise, or issuance of all potential common stock instruments (stock options, warrants and convertible preferred stock). Potentially dilutive securities including preferred stock, warrants and stock options are excluded from diluted loss per share during net loss periods because these securities would be anti-dilutive. The Company has excluded 14,598,945 of dilutive instruments at December 31, 2004.

k. INCOME TAXES

The Company provides for income taxes based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. At December 31, 2004, the Company’s net deferred tax asset is fully offset by a valuation allowance.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l. REVENUE RECOGNITION AND UNEARNED REVENUE

The Company recognizes revenue for its services at the time the services have been rendered. In the case of gift certificates and customer deposits for group events, these amounts are deferred and recognized when the associated services are rendered or upon expiration. During 2003 the Company began a program of selling some of its new or used simulators. The Company has received deposits of $1,573,978 relating to these sales. The Company’s policy is to defer all revenue recognition associated with these sales until all terms of the contract have been met and no obligations remain for the Company to perform.

On December 31, 2004, the Company and its two subsidiaries entered into an agreement to sell 24 of its race car simulators and granted an option to purchase 10 additional simulators. The purchase price of $1,536,600 was paid in cash by the date of the agreement. In addition to transferring title to the simulators, the Company entered into a management agreement to provide services for the term of the contract and granted 5,161,500 common stock warrants which are exercisable for 5 years at $0.10 per warrant. The purchase agreement is being treated as a borrowing in accordance with the guidance provided in paragraphs 21-22 of the Statement of Financial Accounting Standards No. 13 (SFAS 13). The purchase price is being amortized over a five year term with an annual rate of 15% for a $176,608 increase to revenue per quarter.

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

q. INVENTORY

At December 31, 2004, inventory consisted of the following:

Merchandise Inventory	$27,298
Manufacturing Inventory	16,648
Simulators Inventory	235,985
Net of Reserve	(20,000)

Total Inventory	$259,931

NOTE 3 -	EQUITY TRANSACTIONS AND COMMON STOCK WARRANTS

Preferred Stock

At June 30, 2002, Perfect Line placed with investors 4,745,456 shares of convertible preferred stock (the, “Preferred Stock”) for cash proceeds of $2,610,050 under a private placement memorandum dated May 10, 2002. These funds were to be held in escrow until the occurrence of certain events.. The proceeds of this offering were used to pay down debt and other liabilities and to provide working capital funds for the business. The Preferred Stock is mandatorily convertible one year after issuance into one share of Common Stock or one dollar worth of Common Stock as of the conversion date, as calculated by the 10-day trailing average of the bid and ask price prior to conversion, whichever is more favorable to the shareholder. On July 31, 2003 the Company entered into an agreement with one preferred shareholder which extended the conversion date to January 1, 2004. These shares were subsequently converted into 11,363,640 Common shares on January 29, 2004.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 3 -	EQUITY TRANSACTIONS AND COMMON STOCK WARRANTS (Continued)

For every two shares of Preferred Stock, the investor received one warrant (the “Preferred Stock Warrants”) to purchase Common Stock at a price of $1.50 per share expiring three years from the date of issuance. The Preferred Stock Warrants are callable by the Company for $0.10 per warrant at any time at the option of the Company. At December 31, 2004 and as of the date of this filing, all 2,372,728 of the Preferred Stock Warrants were outstanding. Management assigned no value to the Preferred Stock Warrants.

Common Stock

In connection with a certain asset purchase agreement, the Company granted warrants to allow the seller to purchase up to $2 million in value of the Company’s common stock at a price equal to the value per share at the time the warrants are exercised. The warrants are exercisable at any time prior to December 14, 2011, upon the occurrence of certain events. Management has determined the likelihood of occurrence of these certain events is remote and has therefore assigned no value to these warrants. No warrants have been exercised as of December 31, 2004.

On January 13, 2004, the Company issued 10,000 shares of common stock to an unrelated entity as the last installment on the Company’s most recent S-8 registration statement. Total consulting expense associated with this issuance was $2,300.

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

Warrants

On December 31, 2004, the Company and its two subsidiaries entered into agreements to sell 34 of its race car simulators to a single buyer. Simultaneous with this transaction, the Company sold the buyer 5,161,500 common stock warrants which are exercisable for five years from the date of the transaction at $0.10 per warrant. Using the Black Schoales valuation model, the Company determined the value of these warrants to be $287,308 assuming a risk-free interest rate of 3.95% over a period of five years. (See Note 15).

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 4 -	PROPERTY AND EQUIPMENT

At December 31, 2004, property and equipment was comprised of the following:

2004

Furniture, Fixtures and Equipment	$1,154,789
Revenue share installation costs	103,150
Construction in Progress	189,956
Software	659,574
Total Property and Equipment	2,107,469

Less: Accumulated depreciation	1,284,231

Property and Equipment, net	$823,238

Depreciation expense for the years ended December 31, 2004 and 2003 was $374,362 and $411,231 respectively.

NOTE 5 -	DEBT AND CREDIT ARRANGEMENTS

On March 7, 2003, Perfect Line, Inc. issued Secured Bridge Notes due December 31, 2003 (the “Bridge Notes”) in the aggregate principal amount of $700,000 to one institutional investor and three related-party investors (See Note 9). Under the terms of the agreement; Ropart Asset Management Fund, LLC (“Ropart”), Tampa Bay Financial, Inc. (related-party), William R. Donaldson (related-party) and Erik R. Risman (related-party at that time), were to receive the principal sum of $500,000, $100,000, $50,000 and $50,000, respectively, on December 31, 2003. Interest was to be paid on the unpaid principal balance existing prior to maturity at an annual rate of twelve percent (12%). Interest on the unpaid principal under the Notes was due and payable in arrears on the first day of each month, commencing April 1, 2003. Additionally, interest accrued at an annual rate of twelve percent (12%), which was to be repaid in shares of common stock. All amounts due under the notes were due and payable December 31, 2003. Ropart and Donaldson have signed amendments extending the note until the end of April 2004, Tampa Bay Financial’s balance was transferred to a third party controlled by a major Company shareholder, and along with an additional Company obligation, was rolled over to the Company’s February 2 2004 Note and Option and Security offering (below) and Risman was paid in full in 2004 by the Company.

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

Pursuant to the Note and Option Purchase Agreement and Security Agreement dated February 2, 2004, the Company issued notes bearing an interest rate of 9.6% payable in the total amount of $750,000. These notes were issued between February 2, 2004 and June 6, 2004 The notes are due on February 2, 2005, but may be prepaid after six months from their date of issuance. Each note comes with an option to purchase common shares of the Company equal to the amount of notes purchased divided by the fair market value of the Company’s stock on the date of issuance of the note. The options strike price is equal to the share price of the Company’s stock on the date of issuance of the note, and the options expire on March 1, 2005. Management has determined that the options have a value of $261,643 which is being amortized over the life of the options. Option amortization expense in 2004 totaled $209,831.

Notes Payable consisted of the following at December 31, 2004:

Note payable to individual bearing interest at 12%, due December 31, 2004. Secured by certain simulators of the Company and a personal guaranty of the President of the Company.	$500,000

Nine (9) notes payable to individuals, bearing interest at 9.6%, due on February 2, 2005. Secured by certain simulators of the Company and a personal guarantee of the President.	604,000

Borrowing transaction with RCS bearing interest at 15% due on December 1, 2009.	1,249,292

Less: unamortized discount	(42,349)
Total Notes Payable	2,310,943

Less: Current Portion	(1,243,034)
Total Notes Payable – Long Term Portion	$1,067,909

Future maturities of notes payable as of December 31,
2005	$1,243,038
2006	210,547
2007	244,393
2008	283,681
2009	329,284
Total Notes Payable	$2,310,943

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 6 -	LICENSING AND CONSULTING AGREEMENTS

The Company has a licensing agreement with the National Association for Stock Car Auto Racing, Inc. (“NASCAR”) for location-based entertainment, which allows the Company to use the NASCAR name and logo. The Company’s confidential licensing agreement with NASCAR requires annual royalty payments in 2002 and quarterly royalty payments from 2003 through 2009 based on simulator, merchandise, food, beverage, sponsor, and remote site revenues at varying percentages. The licensing agreement is subject to renewal on December 31, 2009.

The Company also has licensing agreements with several NASCAR race teams, drivers, and racetracks that expire on various dates between December 31, 2004 and December 31, 2007.

NOTE 7 -	RENT COMMITMENTS

The Company rents various office and retail space under long-term, non-cancelable operating leases, some of which include renewal options, expiring on various dates through 2010. The Company also leases certain office equipment pursuant to a non-cancelable operating lease with terms of three years. Rent expense approximated $1,289,294 and $2,662,000 for the years ended December 31, 2004 and 2003, respectively. During 2004, the Company entered into various agreements with Checker Flag Lightning (CFL) and the landlords of specific company stores whereby CFL assumed the operation of the store, and assumed primary responsibility for payments of the monthly rent. The first column below shows the full impact of all the rental agreements the Company is a party to. The second column shows the Company’s rental obligations as a consequence of our agreements with CFL and various mall owners.

At December 31, 2004, the future minimum rental payments required under all non-cancelable operating leases were as follows:

Payable In	All Rental Payments	Net of CFL Rental Payments
2005	$1,822,489	$806,768
2006	1,595,376	775,222
2007	1,104,546	580,510
2008	920,694	396,658
2009	874,504	379,944
Later years	394,180	379,944

Total Required Rental Payments	$6,711,789	$3,319,046

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 8 -	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. As of December 31, 2004, the Company is not aware of any material legal actions directed against the Company.

NOTE 9 -	RELATED PARTY NOTES PAYABLE

Note payable to the President of the Company, bearing interest at 12% per annum. Due December 31, 2004. Secured by certain assets of the Company.	$50,000

Note payable to an entity controlled by a major shareholder of the Company, bearing interest at 9.6% per annum, due February 2, 2005. Secured by certain simulators of the Company and personal guarantee of the President.	146,000

Less: unamortized discount	(9,463)

Total Related Parties Notes Payable	$186,537

NOTE 10 -	INCOME TAXES

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 10 -	INCOME TAXES (Continued)

Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

	2004	2003

Deferred tax assets:
NOL Carryover	$6,237,539	$1,918,625
Valuation for investment		57,000
Depreciation	48,667	93,750

Deferred tax liabilities:	-	-
State deferred liability		(62,945)
Valuation allowance	(6,286,206)	(2,006,430)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

	2004	2003

Book loss	$481,852	$1,374,976

Meals and Entertainment	1,621	(2,645)

Stock for services/options expense	136,810	(144,030)
Other	46,733
Valuation allowance	667,016	(1,228,301)

	$-	$-

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 10 -	INCOME TAXES (Continued)

At December 31, 2004, the Company had net operating loss carryforwards of approximately $4,100,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

During the year ended December 31, 2004, the Company adopted the following accounting pronouncements:

On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current- period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

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

In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company’s consolidated financial statement presentation.

NOTE 12 -	ACCRUED LIABILITIES

Accrued Liabilities consisted of the following at December 31, 2004:

Back rent owed to various landlords on sites now operated by Checker Flag Lightning, Inc. The Company is in various stages of negotiation to resolve this liability.	$815,645
Vacation pay accrual	51,328
Accrued warrant expenses on sold simulators	47,915
Accrued licensing fees	71,750
Accrued property taxes	26,000
Accrued miscellaneous expenses	146,291

Total Accrued Liabilities	$1,158,929

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 13 -	DEPOSITS ON SIMULATOR SALES

Deposits on simulator sales consist of the following on December 31, 2004:

Company	Number of Simulators	Amount

Roltex Group	8	$552,692
Race Car Simulation Corp.	10	$528,000
Tonne Management	4	$222,000
Ft. Gordon Military Base	2	$144,300
I-Vision Technologies	2	$85,480
All Others		$41,506

Total deposits on simulator sales		$1,573,978

These deposits represent funds received by the Company for the sale of simulators.

NOTE 14 -	SUBSEQUENT EVENTS

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

NOTE 15 -	RESTATEMENT

Company management made the decision to restate the Company’s financials from the period beginning with Form 10-KSB for the year ended December 31, 2004 in order to account for the transactions with Race Car Simulator Corporation (“RCSC”) as a borrowing rather than an asset purchase in accordance with the guidance provided in paragraphs 21-22 of the Statement of Financial Accounting Standards No. 13 (SFAS 13). Management has concluded that it made a misinterpretation of this technical accounting rule. In order to make a fair presentation of its financials in compliance with Generally Accepted Accounting Principles, the Company is revising its revenue recognition policy with respect to sales where the Company retains substantial risk of ownership as defined in SFAS 13.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 15 -	RESTATEMENT (Continued)

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

NOTE 15 -	RESTATEMENT (Continued)

Management has concluded that the because ‘substantial risk”, as defined within SFAS 13, exists during the five year period after the Asset Purchase Agreement and Management Agreement transactions with RCSC and that such risk shifts at the three and five year periods, the Company’s transactions with RCSC on December 31, 2004 shall each be treated from an accounting standpoint as a borrowing rather than an asset sale, and has restated its financials during this period of time to reflect this change in accounting.

The discovery has prompted management to restate its 2004 financial statements to recognize a change in Net Income (Loss) through an adjustment to revenue from simulator sales.

	As Reported	As Adjusted	Difference	Change in EPS
For the Year ended
12/31/2004
Total Assets	$2,877,216	$2,935,658	$441,647
Total Liabilities	$4,618,647	$5,786,193	$1,167,546
Shareholder Equity	$(1,741,431)	$(2,850,535)	$(1,109,104)
Net Gain (Loss)	$8,869	$(1,235,419)	$(1,244,288)	$(0.01)

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

The report of Crowe Chizek for the fiscal year ended December 31, 2002, the only year for which the Company was subject to the reporting provisions of the Securities Exchange Act of 1934 and which Crowe Chizek served as auditors of the Company, contained a “going concern” uncertainty explanatory paragraph, but did not contain an adverse opinion or disclaimer of opinion, or qualification as to audit scope or accounting principles.

During the fiscal year ended December 31, 2002 and the periods up to and including December 31, 2003, there were no disagreements between the Company and Crowe Chizek on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Crowe Chizek, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company’s consolidated statements for such periods; and there were no reportable events as defined in Item 304(a)(1) of Regulation S-K.

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

Effective March 17, 2004, the Company engaged HJ & Associates, L.L.C. (“HJ”) of Salt Lake City, Utah, as its new independent accountant to audit the Company’s financial statements for the year ended December 31, 2003. The retention of HJ was reported on a current report on Form 8-K on March 19, 2003, which is incorporated herein by reference.

During the years ended December 31, 2002 and 2003 and the interim period up to and including March 17, 2004, neither the Company nor anyone acting on the Company’s behalf consulted HJ regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed; to the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided by HJ to the Company that HJ concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a “disagreement” as that term is describe in Item 304 (a)(1)(iv) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, and the related instruction to Item 304 of Regulation S-K, or a “reportable event” as that term is described in Item 304 (a)(1)(v) of Regulation S-K.

The Company has provided to HJ a copy of the disclosure regarding its retention as auditors to the Company, prior to filing of the Form 8-K reporting the retention. HJ informed the Company that it did not disagree with the disclosure contained in the Form 8-K which is substantially duplicated in the immediately proceeding paragraph of this Item 8.

ITEM 8A. CONTROLS AND PROCEDURES

The Principal Executive Officer (“PEO”), who is also the Principal Financial Officer (“PFO”) of the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act), as recently modified, within 90 days prior to the filing of this amended report. Based on that evaluation, the PEO/PFO has concluded that the Company’s disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company’s internal controls, or in factors that could significantly affect internal controls, subsequent to the most recent evaluation of such controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Board of Directors and Executive Officers of the Company consist of the persons named in the table below. Vacancies in the Board of Directors may only be filled by the Board of Directors by majority vote at a Board of Director’s meeting, or at a shareholders meeting at which stockholders holding a majority of the issued and outstanding shares of capital stock are present. The directors are elected annually by the stockholders at the annual meetings. Each director shall be elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. The bylaws provide that we have at least one director. The directors and executive officers of the Company are as follows:

Name	Age	Position

William R. Donaldson	48	Chairman, Chief Executive Officer, and Secretary
Carl L. Smith, Sr.	62	Director
Cary Agajanian	63	Director

Mr. Donaldson has been a major influence in the international racing industry for over 25 years. He served as the Executive Vice President of the Indianapolis Motor Speedway (“IMS”), the largest spectator stadium in the world, and concurrently served as President of IMS subsidiaries, IMS Properties and IMS Events. At IMS, he was on the executive management team that initiated such events as the NASCAR Brickyard 400, Indy FanFest, the Senior PGA Tournament held at Brickyard Crossing, the Indy 200 at Walt Disney World, and the launch of the Indy Racing League. Donaldson also managed the Inaugural NASCAR Winston Cup event at Las Vegas Motor Speedway, and he managed the launch of the Petit Le Mans at Road Atlanta, and the American and European Le Mans Series. He has extensive experience with domestic and international television broadcasting. He has a Bachelor of Arts degree from DePauw University in Greencastle, Indiana.

Mr. Smith is a successful entrepreneur, whose business interests and ownerships have over his professional life, spanned a wide variety of products and services. With over 38 years of experience in business development, marketing, sales and finance, he provides a diverse level of knowledge and expertise to the Company. He was the founder of Catalyst Marketing Corporation, a public company that, under his leadership, grew to become one of the most successful telecommunications marketing agencies for products and services of industry giant, MCI, which was later acquired by WorldCom. In 1991, he co-founded Tampa Bay Financial, Inc., a former venture capital firm that specialized in micro-cap, first stage corporate investments and, one year later, was selected as a member of the prestigious “Who’s Who of American Business Executives”. Mr. Smith has successfully engineered the turn around and revitalization of several troubled public companies and has also been involved in capitalizing and taking many young private companies public through a reverse merger strategy. He presently sits on the Board of Directors of NeoGenomics, Inc. (OTCBB: NOGN) and several private companies.

Mr. Agajanian literally grew up in the sport of auto racing, with his family running racing teams and racetracks. He now owns Motorsports Management International, a multi-faceted company that is an industry leader in the areas of event representation, corporate consulting, and sponsorship negotiation. For the past 10 years, Mr. Agajanian has served on Motorsports boards such as the Automobile Competition Committee of the United States (ACCUS), the American Motorcyclist Association (AMA, Vice-Chairman) and United States Auto Club (USAC) Properties. Mr. Agajanian’s company has been involved in securing hundreds of sponsorship arrangements and is the only company in the United States to offer star race drivers premium representation services in corporate structures, pension benefits, trusts and estates and contract negotiation. NASCAR NEXTEL Cup star Tony Stewart has been represented by Motorsports Management International, and Agajanian also previously represented Jeff Gordon. Mr. Agajanian’s car ownership division has entered cars in the Indianapolis 500 for 36 consecutive years and now owns one of the premier teams in the NASCAR Busch Series.

The Company has no standing or separate audit committee, but rather the entire Board of Directors functions as the audit committee, The Board of Directors has determined that due to the size of the board of directors, and the limited resources of the Company, it is in the Company’s best interest to have the entire board function as the audit committee.

Our Executive Officers are elected by the Board on an annual basis and serve at the discretion of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

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

Code of Ethics

The Company has adopted a Code of Ethics which is applicable to all officers, directors and employees of the Company. A copy of the Code of Ethics is available on the Company’s website which is www.smsonline.com under the investor relations button. The Company will forward, without charge, a copy of the Code of Ethics to any person requesting a copy. Requests should be directed to Interactive Motorsports and Entertainment Corp. Attn: Code of Ethics at 5624 W. 73rd Street, Indianapolis, Indiana, 46278.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid to all persons serving as the Company’s chief executive officer and the Company’s most highly compensated executive officers other than its chief executive officer who were serving as executive officers at December 31, 2004 and whose annual compensation exceeded $100,000 during such year (collectively, the “Named Executive Officers”).

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year/ Period	Salary	Bonus	Other Annual Compensation (2)	Restricted Stock Awards	Securities Underlying Options/SARs (#)	LTIP Payouts

William R. Donaldson, Chairman and CEO	2004	$150,000	-	$6,659	-	-	-

	2003	$150,039	-	$7,140	-	-	-

(2) Includes cost of medical and life insurance.

Director Compensation

Directors of the Company are currently not paid for their services; however, the Company intends to establish a compensation plan utilizing stock awards versus cash payments in 2005.

Indemnification for Securities Act Liabilities

Indiana law authorizes, and the Company’s Bylaws and Indemnity Agreements provide for, indemnification of the Company’s directors and officers against claims, liabilities, amounts paid in settlement and expenses in a variety of circumstances. Indemnification for liabilities arising under the Act may be permitted for directors, officers and controlling persons of the Company pursuant to the foregoing or otherwise. However, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Nature of Ownership	Percent of Class

William R. Donaldson, Carmel, IN	17,736,450	Direct	20.22%
James Matheny, Cary, NC	13,691,151	Direct	15.61%
Vikki Cook, Sarasota, FL	11,627,993	Direct	13.26%
Coldwater Capital, LLC, New York, NY	6,348,594	Direct	7.24%
Lucky Dog, LLC, New York, NY	6,119,252	Direct	6.98%

Dolphin Direct Equity Partners, LP (a)	5,161,500	Direct	5.32%

Total	55,523,440		63.30%

(a)

Dolphin Direct Equity Partners, LP (Dolphin) is the beneficial owner of 5,161,500 warrants that expire December 31, 2009, and are exercisable at any time prior to expiration. The calculation used to determine The Percent of Class attributable to Dolphin assumes all the warrants held by Dolphin are exercised. The Totals do not include Dolphin’s beneficial ownership.

Security Ownership of Management

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 22, 2005 for each of our directors and each of our Named Executive Officers, and all directors and executive officers as a group. As of March 22, 2005 the Company had 86,530,184 shares of Common Stock outstanding.

Name, Position and Address of Beneficial Owner	Amount of Beneficial Ownership (1)	Nature of Ownership	Percent of Class

William R. Donaldson, Chairman, Chief Executive Officer, and Secretary; Carmel, Indiana	17,736,450	Direct	20.22%
Carl L. Smith, Director; Sarasota, Florida	-	n/a	-
Cary Agajanian, Director; Los Angeles, California	-	n/a	-
Total	17,736,450		20.22%

All Executive Officers & Directors as a Group (5 persons)	17,736,450		20.22%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Tax Fees

Fees from Crowe Chizek and Company for tax services, including fees for review of the consolidated federal income tax return, totaled $150 for the year ended December 31, 2003. Fees from HJ and Associates for tax services totaled $0 for the year ended December 31, 2004.

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

The Company is contemplates working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of the Company’s accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that the Company’s new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor’s engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the Chairman of the Board of Directors, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor’s independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

There were no fees in 2004 which were not pre-approved by the Board of Directors. All services described above under the captions “Audit Fees”, “Audit Related Fees” and “Tax Fees” were approved by the Board of Directors pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

Date: November 20, 2006	By:	/s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 20, 2006	By:	/s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: November 20, 2006	By:	/s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chief Financial Officer and Treasurer

(Principal Financial Officer)

Date: November 20, 2006	By:	/s/ Carl L. Smith

-----------------------------------------------

Carl L. Smith

Director

Date: November 20, 2006	By:	/s/ Cary Agajanian

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