Form 10QSB/A
period 2005-03-31
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2006-11-20
CIK 1115551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE: Exhibit Index on page 31.

INDEX TO QUARTERLY REPORT ON FORM 10-QSB

PAGE

NUMBER

SECTION

NOTE ON FORWARD-LOOKING INFORMATION	3
BASIS OF PRESENTATION	4

PART I

ITEM 1.	Unaudited Financial Statements and Notes to Financial Statements
Consolidated Balance Sheets at March 31, 2005 and December 31, 2004	5
Consolidated Statements of Operations for the Three Months Ended
March 31, 2005 and 2004	7
Consolidated Statement of Shareholders’ Equity
for the Three Months Ended March 31, 2005	8
Consolidated Statements of Cash Flows for the Three Months
Ended March 31 30, 2005 and 2004	9
Notes to Consolidated Financial Statements	11
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Internal Controls and Procedures	27

PART II

ITEM 1.	Legal Proceedings	28
ITEM 2.	Changes in Securities	28
ITEM 3.	Defaults Upon Senior Securities	28
ITEM 4.	Submission of Matters to a Vote of Security Holders	28
ITEM 5.	Other Information	28
ITEM 6.	Exhibits and Reports on Form 8-K	29

SIGNATURES	30

EXHIBITS INDEX	31

NOTE ON FORWARD-LOOKING INFORMATION

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheet

PART I

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ASSETS

	March 31, 2005	December 31, 2004
	(unaudited)
	(Restated)	(Restated)
Current Assets
Cash	$455,138	$1,334,673
Accounts Receivable	594,330	428,726
Inventory	470,690	259,931
Prepaid Expenses	33,511	35,490
Total Current Assets	1,553,669	2,058,820

Property and Equipment
Total Property and Equipment, Net	924,847	823,238

Other Assets
Deposits	43,401	42,001
Other Intangible Assets, Net	5,416	11,599
Total Other Assets	48,817	53,600

Total Assets	$2,527,333	$2,935,658

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheet (Continued)

LIABILTIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	March 31, 2005	December 31, 2004
	(unaudited)
	(Restated)	(Restated)
Current Liabilities
Accounts Payable	$619,621	$418,815
Accrued Payroll Expense	26,019	67,385
Accrued Sales Tax Payable	15,999	26,722
Gift Cert. & Customer Deposits	40,556	42,888
Deposits on Simulator Sales	2,160,851	1,573,978
Accrued Liabilities	1,110,471	1,158,929
Notes Payable - Related parties	196,000	186,537
Notes Payable	1,003,025	1,243,034
Total Current Liabilities	5,172,542	4,718,288

Long-term Liabilities
Notes Payable	847,424	1,067,905

Total Liabilities	6,019,966	5,786,193

Shareholders’ Deficit
Common Stock	8,772	8,772
Additional Paid in Capital	4,866,001	4,810,767
Retained Deficit	(8,367,406)	(7,670,074)
Total Shareholders’ Deficit	(3,492,633)	(2,850,535)

Total Liabilities & Equity	$2,527,333	$2,965,658

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ending March 31, 2005	For the Three Months Ending March 31, 2004
	(Restated)

Revenues
Company Store Sales	$644,046	$1,452,122
Revenue Share Sales	266,194	106,599
Simulator Leases	-	50,625
Sales of Simulator Systems	17,885	-
Total Revenues	928,125	1,609,346

Cost of Sales
COGS - Merchandise	57,623	81,366
Group Sales Expenses	3,661	3,541
COGS - Sale of Simulators	201,214	-
Total Cost of Sales	262,498	84,907

Gross Profit	665,627	1,524,439

General & Admin Expenses
Payroll Related Expenses	521,671	876,813
Occupancy Expenses	301,959	601,765
Other Operating Expenses	406,688	513,265
Total Operating Expenses	1,230,318	1,991,843

Operating Loss	(564,691)	(467,404)

Interest Expense	132,641	52,973

Net Loss before Income Tax Expense	(697,332)	(520,377)

Income Tax Expense	-	-

Net Loss	$(697,332)	$(520,377)

Net Loss per share	$($0.01)	$($0.01)

Weighted Average Shares Outstanding	87,715,910	86,105,061

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity (Deficit)

					Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	2,272,728	$227	74,314,183	$7,431	$4,029,002	$(6,434,655)	$(2,397,995)

Common stock issued for 2003 Bridge Loan Interest	-	-	935,726	94	78,112	-	78,206

Common stock issued for services	-	-	260,000	26	17,248	-	17,274

Conversion of preferred stock to common stock	(2,272,728)	(227)	11,363,640	1,136	(909)	-	-

Fair value of options and warrants granted	-	-	-	-	571,779	-	571,779

Common stock issued for payment of prior year accruals	-	-	842,361	85	115,535	-	115,619

Net loss for the year Ended December 31, 2004 (restated)	-	-	-	-	-	(1,235,419)	(1,235,419)

Balance at December 31, 2004 (restated)	-	-	87,715,910	8,772	4,810,767	(7,670,074)	(2,850,535)

Fair value of warrants Issued (unaudited)	-	-	-	-	55,234	-	55,234

Net loss for the period Ended March 31, 2005 (unaudited) (restated)	-	-	-	-	-	(697,332)	(697,332)

Balance at December 31, 2005 (restated)	-	$-	87,715,910	$8,772	$4,866,001	$(8,367,406)	$(3,492,633)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31

	2005 (Restated)	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(697,332)	$(520,377)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	91,606	95,887
Common stock issued for services	-	2,300
Common stock issued for interest	-	10,000
Warrants issued related to sales agreements	55,233	-
Amortization of notes payable discount	56,769	14,480
Net changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivable	(165,604)	7,881
Increase in inventory	(210,759)	(16,448)
(Increase) decrease in prepaid expenses and other assets	1,979	(651)
Decrease in intangibles	(46,482)	-
Increase in deposits	(1,400)	(2,036)
Increase in accounts payable	200,806	29,564
Increase (decrease) in accrued payroll and payroll taxes	(41,366)	43,298
Decrease in sales tax payable	(10,723)	(9,621)
Decrease in gift certificates and customer deposits	(2,331)	(6,152)
Increase (decrease) in accrued expenses	(48,454)	101,131
Increase in deposits on simulator sales	586,873	273,853

Net Cash Provided (Used) by Operations	(231,185)	23,109

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(208,951)	(77,708)
Sale of property and equipment	63,445	-

Net Cash Used by Investing Activities	(145,506)	(77,708)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan repayments to related parties	-	(45,000)
Proceeds from issuance (payment) of notes payable	(502,844)	185,000

Net Cash Provided (Used) by Financing Activities	(502,844)	140,000

INCREASE (DECREASE) IN CASH	(879,535)	85,401

CASH, BEGINNING OF PERIOD	1,334,673	249,005

CASH, END OF PERIOD	$455,138	$334,406

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Three Months Ended March 31

	2005 (Restated)	2004

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest	$23,882	$87,332
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

Common stock issued for accrued liabilities	$-	$115,620
Accrued interest converted to notes payable	$-	$250
Discount on convertible notes	$51,812	$276,122
Common stock issued for capitalized loan fees	$-	$15,000
Warrants issued related to sales agreements	$55,233	$-

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2005 and December 31, 2004

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheets of Interactive Motorsports and Entertainment Corp. (the “Company”) at March 31, 2005 and December 31, 2004 and the unaudited consolidated statements of operations and statements of cash flows for the three months ended March 31, 2005 and March 31, 2004 have been prepared by the Company’s management and do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Although management believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s latest annual financial statements included in the Company’s annual report on Form 10-KSB. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005 or any future period.

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

Pursuant to the Note and Option Purchase Agreement and Security Agreement dated February 2, 2004 (“Agreement”), the Company issued notes bearing an interest rate of 9.6% payable in the total amount of $750,000. These notes were issued between February 2, 2004 and June 6, 2004. Each note came with an option to purchase common shares of the Company equal to the amount of notes purchased divided by the fair market value of the Company’s stock on the date of issuance. The options expired on March 2, 2005. The notes became due on February 2, 2005, and $260,000 of the notes were paid in full at that time. The noteholder of an additional $344,000 of the notes has elected to receive $16,000 in cash and exercise most of the options granted with the note purchase for full payment of the notes per the terms of the Agreement. This transaction occurred in the quarter subsequent to March 31, 2005, and thus is not reflected in the financial statements as of March 31, 2005. The noteholder of the final note in the amount of $146,000 has agreed to extend the maturity date of the note to August 2, 2005, with the accompanying option to expire on September 1, 2005. Other than the options related to the $344,000 note mentioned above, all options related to the Agreement expired unexercised on March 2, 2005.

The value of the options was amortized to interest expense over their original life which expired March 1, 2005. Amortization of option discount of $51,812 was included in interest expense for the three months ended March 31, 2005.

NOTE 3 -	SIMULATOR AGREEMENTS

On December 31, 2004, the Company entered into an Asset Purchase Agreement pursuant to which it sold thirty-four (34) of its existing race car simulators to Race Car Simulation Corporation (“RCSC”), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”) for an aggregate purchase price of $1,535,000. The Purchase Agreement is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13. The Agreement also granted RCSC an option to purchase an additional ten (10) new race car simulators for an aggregate purchase price of $1,320,000. On March 31, 2005, the Company and RCSC entered into a Second Asset Purchase Agreement whereby the Company received the proceeds from the sale of four of the ten additional race car simulators for an aggregate purchase price of $720,000. The Second Agreement also called for the Company to issue 1,080,000 warrants as part of the transaction. The sale of the new simulators occurred prior to the completion of the installation process, and was recorded using the percentage of completion method. Additionally, the issuance of the warrants was recorded in the current period. The portion of the sale proceeds that could not be recorded on the Income Statement was recorded on the Balance Sheet as an increase to Deposits on Simulator Sales, and will be recorded on the Income Statement in the second quarter, 2005 now that the installation is complete.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2005 and December 31, 2004

NOTE 3 -	SIMULATOR AGREEMENTS (Continued)

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2005 and December 31, 2004

NOTE 4 -	RESTATEMENT (Continued)

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2005 and December 31, 2004

NOTE 4 -	RESTATEMENT (Continued)

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

	As Reported	As Adjusted	Difference	Change in EPS
For the Period ended
3/31/2005
Total Assets	$2,333,870	$2,527,333	$193,463
Total Liabilities	$4,058,794	$6,019,966	$1,961,172
Shareholder Deficit	$(1,724,924)	$(3,492,633)	$(1,767,709)
Net Income (Loss)	$(38,726)	$(697,332)	$(658,606)	$(0.01)

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2005 and December 31, 2004

NOTE 5 -	SUBSEQUENT EVENTS

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

During the period ending March 31, 2005, management was approached by the owner of the mall where the Company’s Nyack, NY store was located. After a period of negotiation, the Company accepted the mall owner’s offer to accelerate the termination date of the lease on the store’s space. The store closed on March 27, 2005, but expenses associated with the store and its closure was incurred through April, 2005.

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

Overview

Interactive Motorsports and Entertainment Corp. (“IMTS” or the “Company”), an Indiana corporation, through its wholly owned subsidiary, Perfect Line, Inc., is a world leader in race simulation that owns and operates racing centers, leases or revenue shares with third party operators and sells race car simulators. NASCAR Silicon Motor Speedway (“NSMS”) customers experience driving in a NASCAR race car that simulates the motion, sights and sounds of an actual NASCAR event. Located in high profile, high traffic locations, the Company’s racing centers range from 2 to 12 race car simulators per location and many sites offer what the Company believes to be the best selling NASCAR driver merchandise available to the market.

In July of 2003, management revised the Company’s business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.) and mobile lease programs such as the Nextel Experience. In February, 2004, Nextel debuted The Nextel Experience, a mobile fan interactive experience that features six of the Company’s race simulators. Nextel has subsequently taken delivery of three additional 2-simulator mobile experiences that they use for promotional events that features the Company’s simulators.

The change in the business model, and particularly the sale of simulators as outlined in Note 3 of the financial statements above, has allowed the Company to generate three consecutive quarters of operating profit and positive Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), its first quarterly net profit in the fourth quarter of 2004 and its first annual profit in the year ending December 31, 2004.

Since inception on May 31, 2001 and through March 31, 2005, the Company has accumulated aggregate losses totaling $8,367,406, which includes the net loss of $697,332 for the three months ending March 31, 2005, the net profit of $8,869 for the twelve months ended December 31, 2004, the net loss of $3,525,581 for the twelve months ended December 31, 2003, the net loss of $2,189,220) for the twelve months ended December 31, 2002 and the net loss of $719,854 for the period from inception to December 31, 2001.

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

During the three months ended March 31, 2005, the Company had total revenues of $928,125 compared to $1,609,346 for the three months ended March 31, 2004. The 81% decrease in revenue is due primarily to the implementation of the Company’s revised business model during 2004, including the sale of simulators. Most of the Company store locations at March 31, 2004 have either been converted to Checker Flag Lightning, Inc. revenue share locations, or have been relocated or closed under arrangements with the respective landlords that management believes are favorable to the Company. This has resulted in the Company recognizing just a portion of the revenue generated by the location as revenue share income, with little related expense, rather than recognizing all the revenue generated at a location, but also recognizing the payroll, rent and operating expenses associated with the location as well. The resultant reduction in revenue from store sites was partially offset by the 150% increase in revenue share income, and the recognition of the sale of race car simulators to Race Car Simulation Corp., I-Vision Technology, and to Ft. Gordon, GA.

The Company has established four primary sources of revenues: (i) company owned and operated racing centers; (ii) lease/revenue share arrangements of two types – (a) new facility operators for new locations, and (b) new facility operators to assume the Company’s operations under presently existing Company locations; (iii) new operators for mobile lease arrangements such as with the Nextel experience; and (iv) simulator equipment sales. A brief description of each of those is listed below.

Locations

Company Owned (24 Simulators):

Location	Market	Sq. Ft.	Simulators
1) Mall of America	Minneapolis, MN	5,899	12 race cars
2) Universal CityWalk	Los Angeles, CA	5,000	12 race cars

Revenue Share (128 Simulators):

Location	Market	Sq. Ft.	Simulators
1) Opry Mills	Nashville, TN	6,007	10 race cars
2) Gurnee Mills	Chicago, IL	6,111	6 race cars
3) Concord Mills	Charlotte, NC	7,865	12 race cars
4) Katy Mills	Houston, TX	6,172	8 race cars
5) Mall of Georgia	Atlanta, GA	5,895	8 race cars
6) Riverchase Galleria	Birmingham, AL	6,188	8 race cars
7) RiverTown Crossing	Grand Rapids, MI	6,100	8 race cars
8) Jordan Creek Town Ctr	Des Moines, IA	4,000	8 race cars
9) NASCAR SpeedPark	Sevierville, TN	1,584	6 race cars#
10) NASCAR SpeedPark	St. Louis, MO	1,496	6 race cars#
11) NASCAR SpeedPark	Toronto, Canada	1,500	6 race cars#
12) NASCAR Speedpark (a)	Myrtle Beach, SC	1,600	6 race cars#*
13) Gate A Sports	Cleveland, OH	2,470	5 race cars
14) Playcenter (b)	Sao Paulo, Brazil	1,000	4 race cars*
15) Burdick Driver’s Village	Syracuse, NY	3,472	8 race cars#
16) Big River Entertainment (b)	Memphis, TN	5,000	12 race cars*
17) Bass Pro Shop	Harrisburg, PA	500	2 race cars
18) University Mall (a)	Burlington, VT	3,700	5 race cars*

a.	Scheduled to open Q2
b.	Scheduled to open TBD

Mobile Units (14 Simulators):

1) Nextel Mobile Experience	2004-06 NASCAR Nextel Cup series events	6 race cars#
2) Perfect Line/NTI Experience	Joint Venture Mobile Experience	2 race cars
3) Nextel Mini Experiences	Nextel regional marketing	6 race cars#

Sales of Simulators (20 Simulators):

Buyer	Market	Simulators
1) Roltex	Moscow, Russian Federation	8 race cars*
2) Tonne Mgmt.	Wisconsin Dells, WI	4 race cars*
3) Ft. Gordon	Ft. Gordon, GA	2 race cars
4) I-Vision Tech.	Abu Dhabi, UAE	4 race cars
5) I-Vision Tech.	Abu Dhabi, UAE	2 race cars

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

On December 31, 2004, the Company entered into an Asset Purchase Agreement pursuant to which it sold thirty-four (34) of its existing race car simulators to Race Car Simulation Corporation (“RCS”), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”) for an aggregate purchase price of $1,536,600. The Agreement also granted RCS an option to purchase an additional ten (10) new race car simulators for an aggregate purchase price of $1,320,000. On March 31, 2005, the Company and RCSC entered into a Second Asset Purchase Agreement whereby the Company received the proceeds from the sale of four of the ten additional race car simulators for an aggregate purchase price of $720,000. On April 15, 2005, the Company and RCSC entered into a Third Asset Purchase Agreement whereby the Company received the proceeds from the sale of six of the ten additional race car simulators referenced above for an aggregate purchase price of $600,000. The March 31, 2005 and April 15, 2005 simulator sales transactions completed the exercise of RCS’s option stemming from the December 31, 2004 simulator sale. These sales transactions are accounted for as borrowings in accordance with the guidance provided in paragraphs 21-22 of SFAS 13.

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

The Company recently established a new revenue stream through mobile leases that management believes will be beneficial to the Company in the future. At the 2004 Daytona 500, Nextel debuted The Nextel Experience, a mobile fan interactive experience that features six of the Company’s race simulators. The Nextel Experience has had and will have a prominent location at each of the NASCAR Nextel Cup events for at least through the 2006 season. In 2004, Nextel also leased a Mini-Experience housed in a 53 foot trailer. The Mini Experience features two of the Company’s racing simulators in a self contained package that Nextel uses at various promotional activities. The Mini Experience has been such a success that Nextel ordered and is now leasing two additional trailers that they will use for promotional events around the country, each featuring two of the Company’s simulators.

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

Overview of Financial Position and Results of Operations

During the three months ended March 31, 2005, the Company had total revenues of $928,125 compared to $1,609,346 for the three months ended March 31, 2004, a 42% decrease. Revenue from company store sales decreased by 56% as the company executed its revised business plan focusing on revenue share locations versus company owned locations. On a per store basis, the Company generated an average of $161,347 per store on the nine company store locations in the first three months of 2004, compared with $214,682 per store on the three store locations operating in the comparable period in 2005. Offsetting the decline in total company store sales in the first three months ending March 31, 2005 was a 150% increase in revenue share sales, and a $17,885 increase in sales of simulators as compared to the first three months ending March 31, 2004. The Company recorded all or a portion of three sales transactions for eight simulators, and added a five simulator revenue share location in Mentor, OH during the three months ending March 31, 2005.

Revenues decreased by $681,221 for the three months ending March 31, 2005 as compared to the three months ending March 31, 2004, cost of good sold for the comparable periods increased by $177,591. This was the result of the change in the mix of the Company’s revenue sources, with revenue from company stores and revenue share locations having a higher gross margin that revenue derived from simulator sales. Consequently, gross profit for the three months ending March 31, 2005 fell by 56% as compared to the same period in 2004.

Offsetting the decrease in gross profit was the decline in operating expenses by 39%, resulting in a $564,691 operating loss for the quarter ending March 31, 2005. This operating loss represents a $97,287 increase from the $467,404 operating loss for the quarter ending March 31, 2004 The decline in operating expenses is a direct result of the implementation of the company’s revised business model, and is largely due to the closure, relocation, or conversion to a revenue share site of seven former company store locations. Payroll expenses declined 40% and occupancy expenses declined 50% when comparing the first quarter 2005 to the first quarter 2004. Interest expense for the three months ending March 31, 2005 was $132,641 as compared to $52,973 for the comparable quarter in 2004. The net loss for the quarter ending March 31, 2005 of $697,332 was $176,955 greater than the $520,377 loss for the same quarter one year ago. EBITDA for the three months ending March 31, 2005 was negative $468,128 as compared to a negative $371,517 for the same period ending March 31, 2004. Since inception on May 31, 2001 and through March 31, 2005, the Company has accumulated aggregate losses totaling $8,367,406.

The Company’s cash flow from operations deteriorated during the quarter ending March 31, 2005 as compared to the comparable period in 2004. Cash used from operations for the three months ending March 31, 2005 declined by $254,294 to $231,185 as compared to the same three month period in 2004. The cash requirements from the increases in accounts receivable and inventory were partially offset by the increase in accounts payable. Additionally, deposits on simulator sales decreased due to the recording of three simulator sales transactions in the quarter. Cash flow from all sources (operations, investing activities and financing activities) was insufficient to fund the company during the three months ending March 31, 2005, and resulted in a $879,535 reduction in the Company’s cash position. This compares with $85,401 in cash generated for all sources for the period ending March 31, 2004. Of note is that $210,759 of cash in the quarter ending March 31, 2005 was used to purchase both merchandise and simulator inventory, which will help the Company meet market demand and generate earnings in future quarters. Likewise, the company paid down its debt by $573,056, which in turn should reduce interest expense and increase net profits in future quarters as well, although there can be no assurance.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002 from the sale of Preferred Stock, the $700,000 borrowed March 2003, $766,000 received from deposits for the purchase of race car simulators by third parties, $604,000 received in the first six months of 2004 from the net proceeds of Notes, and $1,057,000 by delaying payment to its vendors. The Company is in the process of seeking additional debt financing to fund current operating deficits and the Company’s growth plan. See further discussion under the “Liquidity and Capital Resources” section below.

Review of Consolidated Financial Position

Cash and Cash Equivalents: The Company had $455,138 in cash and cash equivalents as of March 31, 2005 compared with $1,334,673 at December 31, 2004, a decrease of $879,535. This decrease in the company’s position of cash during the first three months of 2005 was due principally to the purchase of both merchandise and simulator inventory, which will help the Company meet market demand and generate earnings in future quarters. At March 31, 2005, the Company had taken delivery of 19 new simulators. Additionally, the company paid down its debt by over half a million dollars, and completed the full or partial sale of three simulator sales transactions, resulting in the reduction of deposits on simulator sales of $245,510. See further discussion under the “Liquidity and Capital Resources” section below.

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

Inventory: At March 31, 2005, inventory increased by $210,759 from December 31, 2004 levels due primarily to the delivery of new simulators from Elan Motorsports for deployment to new sites, coupled with the arrival of spring merchandise in the company’s stores. Simulators in inventory increased by $172,562 from December 31, 2004 levels to $425,194 at March 31, 2005. Likewise, merchandise inventory increased by $38,198 from December 31, 2004 levels during the period ending March 31, 2005 as the company moved to restore the merchandise stock in its stores after the Christmas season.

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

Deposits on Simulator Sales: During the three month period ending March 31, 2005, the Company recorded all or a portion of three simulator sales transactions based on the percentage of completion method of accounting, and added a five simulator revenue share site. This activity resulted in the increase of deposits on simulator sales of $586,873 to $2,160,851 as compared to the balance at December 31, 2004.

Other Liabilities: Accounts payable, accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends.

Review of Consolidated Results of Operations

During the three months ended March 31, 2005, the Company had total revenues of $928,125 compared to $1,609,346 for the three months ended March 31, 2004. Revenue from company store sales decreased by 55.37% as the company executed its revised business plan focusing on revenue share sites versus company owned locations. On a per store basis, the Company generated an average of $161,347 per store on the nine company store locations in the first three months of 2004, compared with $214,682 per store on the three store locations operating in the comparable period in 2005. Offsetting the decline in total company store sales in the first three months ending March 31, 2005 was a 150% increase in revenue share sales, and a $17,885 swing in sales of simulators as compared to the first three months ending March 31, 2004. The Company recorded three sales transactions for eight simulators, and added a five simulator revenue share location in Mentor, OH. during the three months ending March 31, 2005.

Sales decreased by 63.7% for the three months ending March 31, 2005 as compared to the three months ending March 31, 2004, cost of good sold for the comparable periods increased by $177,591. This was the result of the change in the mix of the Company’s revenue sources, with revenue from company stores and revenue share locations having a higher gross margin that revenue derived from simulator sales. Consequently, gross profit for the three months ending March 31, 2005 fell by 56.3% as compared to the same period in 2004.

Offsetting the decrease in gross profit was the decline in operating expenses by 38.23%, resulting in a $564,691 operating loss for the quarter ending March 31, 2005. This operating loss represents a $97,287 decrease from the $467,404 operating loss for the quarter ending March 31, 2004 The decline in operating expenses is a direct result of the implementation of the company’s revised business model, and is largely due to the closure or conversion to a revenue share site of seven former company store locations. Payroll expenses declined 40.5% and occupancy expenses declined 49.8% when comparing the first quarter 2005 to the first quarter 2004. Interest expense for the three months ending March 31, 2005 was $132,641 as compared to $52,973 for the comparable quarter in 2003. The net loss for the quarter ending March 31, 2005 of $697,332 was $176,955 greater than the $520,377 loss for the same quarter one year ago. EBITDA for the three months ending March 31, 2005 was negative $468,128 as compared to a negative $371,517 for the same period ending March 31, 2004.

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

As of the filing of this Form 10-QSB, the net proceeds of $1,593,708 from the December 31, 2004 and March 31, 2005 sale of simulators to Race Car Simulation Corp. have been depleted. The Company believes that it has generated a significant interest in its simulators, and that some combination of revenue share agreements, lease agreements and simulator sales agreements will be sufficient to fund the daily operations of the business, although there can be no assurances. Additionally, the Company continues to seek the financing required to fully implement the desired level of growth its revised business model is capable of generating. The Company’s ability to raise the desired financing will depend on many factors. Management believes the culmination of the recent negotiations with Checker Flag Lightning into an agreement allowing for cash flow to again be generated from the Checker Flag sites, combined with some combination of simulator sales and the increased revenues that come from additional third party revenue share agreements will allow the Company to maintain and increase positive EBITDA and regain profitability. While management is pursuing various forms of financing, there can be no assurance that additional financing will be available or, if available, that it will be on terms acceptable to the Company.

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

During the three months ended March 31, 2005, the operating activities of the Company used net cash of $231,185 compared to net cash generated of $23,109 for the comparable period in 2004. The cash requirements from the increases in accounts receivable and inventory were partially offset by the increase in accounts payable. Additionally, deposits on simulator sales decreased due to the recording of three simulator sales transactions in the period ending March 31, 2005.

During the three months ended March 31, 2005, the Company used $145,506 of cash in investing activities compared with $77,708 of cash used in investing activities during the comparable period in 2003. The purchases in property and equipment relates primarily to the construction in progress on the eight new sites where we have begun the process of obtaining components, beginning assembly, or installing simulators. The first 3 months of 2005 also saw the sale of $382,270 worth of equipment in three separate transactions.

During the three months ended March 31, 2005, the Company used $502,844 of net cash in financing activities, compared with the $140,000 the Company generated in the comparable period in 2004. As detailed above, the Company repaid $502,844 in debt obligations during the quarter ending March 31, 2005. The Company will continue to use the debt markets to raise sufficient financing to fund its growth opportunities as it continues to focus on revenue share and simulator sales opportunities.

The Company’s current debt financing includes the extension of $350,000 of the Secured Bridge Notes and Warrants initiated in March of 2003 until September 30, 2005, and an extension of a Note and Option Agreement of $146,000 until August 2, 2005.

As of March 31, 2005, the Company had cash and cash equivalents totaling $455,138 compared to $1,334,673 at December 31, 2004. Current assets totaled $1,553,669 at March 31, 2005 compared to $2,058,820 on December 31, 2004. Current liabilities totaled $5,172,542 on March 31, 2005 compared with $4,718,288 on December 31, 2004. As such, these amounts represent an overall increase in working capital of $959,405 for the three months ending March 31, 2005.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-Kxhibits and Reports on Form 8-K

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