Form 10QSB/A
period 2005-06-30
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2006-11-20
CIK 1115551

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

PAGE

NUMBER

SECTION

NOTE ON FORWARD-LOOKING INFORMATION	3
BASIS OF PRESENTATION	4

PART I

ITEM 1.	Unaudited Financial Statements and Notes to Financial Statements
Consolidated Balance Sheets at June 30, 2005 and December 31, 2004	5
Consolidated Statements of Operations for the Three Months Ended
June 30, 2005 and 2004	7
Consolidated Statements of Operations for the Six Months Ended
June 30, 2005 and 2004	8
Consolidated Statement of Shareholders’ Equity
for the Six Months Ended June 30, 2005	9
Consolidated Statements of Cash Flows for the Six Months
Ended June 30, 2005 and 2004	10
Notes to Consolidated Financial Statements	12
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3.	Internal Controls and Procedures	28

PART II

ITEM 1.	Legal Proceedings	28
ITEM 2.	Changes in Securities	28
ITEM 3.	Defaults Upon Senior Securities	28
ITEM 4.	Submission of Matters to a Vote of Security Holders	28
ITEM 5.	Other Information	28
ITEM 6.	Exhibits and Reports on Form 8-K	29

SIGNATURES	30

EXHIBITS INDEX	31

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheet

PART I

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ASSETS

	June 30, 2005	December 31, 2004
	(Unaudited)
	(Restated)	(Restated)

Current Assets
Cash	$ 349,084	$ 1,334,673
Accounts Receivable	633,501	428,726
Inventory	357,277	259,931
Prepaid Expenses	7,580	35,490

Total Current Assets	1,347,442	2,058,820

Property and Equipment
Total Property and Equipment, Net	1,083,958	823,238

Other Assets
Deposits	33,471	42,001
Other Intangible Assets, Net	4,192	11,599

Total Other Assets	37,663	53,600

Total Assets	$ 2,469,063	$ 2,935,658

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheet (Continued)

LIABILTIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	June 30, 2005	December 31, 2004
	(Unaudited)
	(Restated)	(Restated)

Current Liabilities
Accounts Payable	$ 549,897	$ 418,815
Accrued Payroll Expense	35,722	67,385
Accrued Sales Tax Payable	14,794	26,722
Gift Cert. & Customer Deposits	39,200	42,888
Deposits on Simulator Sales	1,190,729	1,573,978
Accrued Liabilities	941,158	1,158,929
Notes Payable - Related parties	196,000	186,537
Notes Payable	1,464,672	1,243,034

Total Current Liabilities	4,432,172	4,718,288

Long-Term Liabilities
Notes Payable	1,972,558	1,067,905

Total Liabilities	6,404,730	5,786,193

Shareholders’ Deficit
Common Stock	8,872	8,772
Additional Paid in Capital	4,975,169	4,810,767
Retained Deficit	(8,919,708)	(7,670,074)

Total Shareholders’ Deficit	(3,935,667)	(2,850,535)

Total Liabilities & Equity	$ 2,469,063	$ 2,965,658

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Three Months Ending June 30, 2005	For the Three Months Ending June 30, 2004
	(Unaudited)	(Unaudited)
	(Restated)

Revenues
Company Store Sales	$568,494	$1,266,640
Revenue Share Sales	77,509	166,561
Simulator Leases	19,000	50,625
Sales of Simulator Systems	281,185	-
Total Revenues	946,188	1,483,826

Cost of Sales
COGS - Merchandise	51,311	79,713
Group Sales Expenses	1,802	5,534
COGS - Sale of Simulators	74,400	-
Inventory Adjustments	(10,257)	-
Total Cost of Sales	117,256	85,247

Gross Profit	828,932	1,398,579

General & Admin Expenses
Payroll Related Expenses	511,320	864,921
Occupancy Expenses	312,139	570,833
Other Operating Expenses	448,760	427,989
Total Operating Expenses	1,272,219	1,863,743

Operating Loss	(443,287)	(465,164)

Interest Expense	(109,015)	(102,348)

Net Loss before Income Tax Expense	(552,302)	(567,512)

Income Tax Expense	-	-

Net Loss	$(552,302)	$(567,512)

Net Loss per share	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	88,265,361	86,661,141

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Six Months Ending June 30, 2005	For the Six Months Ending June 30, 2004
	(Unaudited)	(Unaudited)
	(Restated)
Revenues
Company Store Sales	$1,212,540	$2,718,762
Revenue Share Sales	343,703	273,160
Simulator Leases	19,000	101,250
Sales of Simulator Systems	299,069	-
Total Revenues	1,874,312	3,093,172

Cost of Sales
COGS - Merchandise	108,932	161,079
Group Sales Expenses	5,463	9,075
COGS - Sale of Simulators	275,615	-
Inventory Adjustments	(10,257)	-
Total Cost of Sales	379,753	170,154

Gross Profit	1,494,559	2,923,018

General & Admin Expenses
Payroll Related Expenses	1,032,991	1,741,734
Occupancy Expenses	614,098	1,172,599
Other Operating Expenses	855,449	941,253
Total Operating Expenses	2,502,538	3,855,586

Operating Loss	(1,007,979)	(932,568)

Interest Expense	(241,655)	(155,321)

Net Loss before Income Tax Expense	(1,249,634)	(1,087,889)

Income Tax Expense	-	-

Net Loss	$(1,249,634)	$(1,087,889)

Net Loss per share	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	87,992,153	86,383,101

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity (Deficit)

					Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Deficit
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	2,272,728	$227	74,314,183	$7,431	$4,029,002	$(6,434,655)	$(2,397,995)

Common stock issued for 2003 Bridge Loan Interest	-	-	935,726	94	78,112	-	78,206

Common stock issued for services	-	-	260,000	26	17,248	-	17,274

Conversion of preferred stock to common stock	(2,272,728)	(227)	11,363,640	1,136	(909)	-	-

Fair value of options and warrants granted	-	-	-	-	571,779	-	571,779

Common stock issued for payment of prior year accruals	-	-	842,361	85	115,535	-	115,619

Net loss for the year Ended December 31, 2004 (restated)	-	-	-	-	-	(1,235,419)	(1,235,419)

Balance at December 31, 2004 (restated)	-	-	87,715,910	8,772	4,810,767	(7,670,074)	(2,850,535)

Common stock issued for services (unaudited)	-	-	1,000,000	100	69,900	-	70,000

Fair value of warrants Granted (unaudited)	-	-	-	-	94,502	-	94,502

Net loss for the period Ended June 30, 2005 (unaudited) (restated)	-	-	-	-	-	(1,249,634)	(1,249,634)

Balance at June 30, 2005 (restated)	-	$-	88,715,910	$8,872	$4,975,169	$(8,919,708)	$(3,935,667)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30

	2005 (Restated)	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,249,634)	$(1,087,889)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	195,096	189,786
Common stock issued for services	70,000	3,462
Common stock issued for interest	-	25,000
Warrants issued related to sales agreements	94,502	-
Amortization of notes payable discount	56,769	67,792
Net changes in operating assets and liabilities:
Increase in trade accounts and other receivable	(204,775)	(78,721)
(Increase) decrease in inventory	(97,346)	25,471
(Increase) decrease in prepaid expenses and other assets	27,910	(333)
(Increase) decrease in deposits	8,530	(2,036)
Increase (decrease) in accounts payable	131,082	109,549
Decrease in accrued payroll and payroll taxes	(31,663)	(40,989)
Decrease in sales tax payable	(11,928)	(18,115)
Decrease in gift certificates and customer deposits	(3,689)	(13,293)
Increase (decrease) in accrued expenses	(60,145)	111,442
Increase (decrease) in deposits on simulator sales	(383,249)	338,678

Net Cash Used by Operations	(1,458,540)	(370,196)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(770,404)	(183,848)
Sale of property and equipment	317,039	-

Net Cash Used by Investing Activities	(453,365)	(183,848)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from and (repayments to) related parties	-	(50,000)
Proceeds from issuance (payment) of notes payable	926,316	604,000

Net Cash Provided (Used) by Financing Activities	926,316	554,000

DECREASE IN CASH	(985,589)	(44)

CASH, BEGINNING OF PERIOD	1,334,673	249,005

CASH, END OF PERIOD	$349,084	$248,961

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Six Months Ended June 30

	2005 (Restated)	2004

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest	$37,886	$49,614
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

Common stock issued for services	$70,000	$3,462
Common stock issued for accrued liabilities	$-	$115,620
Accrued interest converted to notes payable	$-	$250
Discount on convertible notes	$51,812	$276,122
Common stock issued for capitalized loan fees	$-	$15,000
Warrants issued related to sales agreements	$94,502	$-

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2005 and December 31, 2004

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheets of Interactive Motorsports and Entertainment Corp. (the “Company”) at June 30, 2005 and December 31, 2004, the unaudited consolidated statements of operations for the three months ended June 30, 2005 and 2004, and the unaudited consolidated statements of operations and statements of cash flows for the six months ended June 30, 2005 and 2004 have been prepared by the Company’s management and do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Although management believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s latest annual financial statements included in the Company’s annual report on Form 10-KSB. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005 or any future period.

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

June 30, 2005 and December 31, 2004

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

On December 31, 2004, the Company entered into an Asset Purchase Agreement pursuant to which it sold thirty-four (34) of its existing race car simulators to Race Car Simulation Corporation (“RCSC”), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”). The Agreement also granted RCSC an option to purchase an additional ten (10) new race car simulators for an aggregate purchase price of $1,320,000. On April 15, 2005, the Company and RCSC entered into a Third Asset Purchase Agreement whereby the Company received the proceeds from the sale of six of the ten additional race car simulators referenced above for an aggregate purchase price of $600,000. These sales were accounted for as borrowings in accordance with the guidance provided in paragraphs 21-220 of SFAS 13. The Third Agreement also called for the Company to issue 900,000 warrants as part of the transaction. Additionally, the issuance of the warrants was recorded in the current period.

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

	As Reported	As Adjusted	Difference	Change in EPS
For the Period ended
6/30/2005
Total Assets	$2,171,803	$2,469,063	$(297,260)
Total Liabilities	$4,176,678	$6,404,730	$(2,228,052)
Shareholder Deficit	$(2,004,875)	$(3,935,667)	$(1,930,792)
Net Income (Loss)	$(427,946)	$(552,302)	$(124,356)	$(0.01)

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

In July of 2003, management revised the Company’s business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.) and mobile lease programs such as the Nextel Experience. In February, 2004, Nextel debuted The Nextel Experience, a mobile fan interactive experience that features six of the Company’s race simulators. Nextel has subsequently taken delivery of three additional 2-simulator mobile experiences that they use for promotional events that feature the Company’s simulators.

Since inception on May 31, 2001 and through June 30, 2005, the Company has accumulated aggregate losses totaling $8,919,708, which includes the net loss of $1,249,634 for the six months ending June 30, 2005 and the net loss of $1,235,418 for the twelve months ended December 31, 2004.

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

During the six months ended June 30, 2005, the Company had total revenues of $1,874,312 compared to $3,093,172 for the six months ended June 30, 2004. Sales performance resulted in a net loss of approximately $1,249,634 for the 6 month period compared to a loss of 1,087,889 for the same period in 2005. Performance for the three months ending June 30, 2005 resulted in a loss of $552,302 on revenue of approximately $946,000, as compared to the loss of $567,512 on sales of approximately $1,484,000 for the three month period ending June 30, 2004 The decrease in revenue, for both the quarter and the six month period ending June 30, 2005 was expected, and is due primarily to the Company’s migration from a business model focusing on Company owned stores, to one that focuses on revenue sharing Company owned simulators with store operators, and selling Company owned simulators to investors or to store operators. As of June 30, 2004, only three of the stores the Company used to own and operate had been converted to Checker Flag Lightning, Inc. revenue share locations, whereas by June 30, 2005, all the stores slated for conversion have either been converted to Checker Flag Lightning, Inc. revenue share locations or have been relocated or closed under arrangements with the respective landlords that management believes are favorable to the Company. This has resulted in the Company recognizing just a portion of the revenue generated by the location as revenue share income, with little related expense, rather than recognizing all the revenue generated at a location, but also recognizing the payroll, rent and operating expenses associated with the location. The resultant reduction in revenue from store sites for the six month period ending June 30, 2005 was partially offset by the $281,188 increase in sales of simulator systems to Race Car Simulation Corp., I-Vision Technology, and to Ft. Gordon, GA.

On December 31, 2004, the Company sold 34 of its simulators to Race Car Simulation Corporation. The sale is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13. The 34 simulators that were sold were in existing revenue share or lease agreements, and therefore the Company’s cash flow was reduced accordingly. Since the sale, the Company has installed 10 simulators in revenue share locations and has installed 2 leased simulators. An additional 13 simulators are in process for either revenue share, lease or purchase agreements, and the Company has an additional 21 simulators in inventory that are available for installation but have not been designated to a new site. Management expects that the continued combination of revenue share, lease and purchase agreements for the current inventory of simulators will return the Company to the operating profits it achieved over three consecutive quarters, although there can be no assurance.

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

Locations

Company Owned (24 Simulators):

Location	Market	Sq. Ft.	Simulators
1) Mall of America	Minneapolis, MN	5,899	12 race cars
2) Universal CityWalk	Los Angeles, CA	5,000	12 race cars

Revenue Share (120 Simulators):

Location	Market	Sq. Ft.	Simulators
1) Opry Mills	Nashville, TN	6,007	10 race cars
2) Gurnee Mills	Chicago, IL	6,111	6 race cars
3) Concord Mills	Charlotte, NC	7,865	12 race cars
4) Mall of Georgia	Atlanta, GA	5,895	8 race cars
5) Riverchase Galleria	Birmingham, AL	6,188	8 race cars
6) RiverTown Crossing	Grand Rapids, MI	6,100	8 race cars
7) Jordan Creek Town Ctr	Des Moines, IA	4,000	8 race cars
8) NASCAR SpeedPark	Sevierville, TN	1,584	6 race cars#
9) NASCAR SpeedPark	St. Louis, MO	1,496	6 race cars#
10) NASCAR SpeedPark	Toronto, Canada	1,500	6 race cars#
11) NASCAR Speedpark (a)	Myrtle Beach, SC	1,600	6 race cars#*
12) Gate A Sports	Cleveland, OH	2,470	5 race cars
13) Playcenter (c)	Sao Paulo, Brazil	1,000	4 race cars*
14) Burdick Driver’s Village	Syracuse, NY	3,472	8 race cars#
15) Big River Entertainment (b)	Memphis, TN	5,000	12 race cars*
16) Bass Pro Shop	Harrisburg, PA	500	2 race cars
17) Bass Pro Shop (b)	Clarksville, IN	750	3 race cars
18) University Mall	Burlington, VT	3,700	5 race cars
19) Quaker State & Lube (a)	Sheffield, OH	500	2 race cars*
20) Quaker State & Lube (a)	Erie, PA	500	2 race cars*

a.	Scheduled to open Q3
b.	Scheduled to open Q4
c.	Scheduled to open TBD

Mobile Units (16 Simulators):

1) Nextel Mobile Experience	2004-06 NASCAR Nextel Cup series events	6 race cars#
2) Perfect Line/NTI Experience	Joint Venture Mobile Experience	2 race cars
3) Nextel Mini Experiences	Nextel regional marketing	6 race cars#
4) DaimlerChrysler	Frankfurt Motor Show	2 race cars*

Sales of Simulators (21 Simulators):

Buyer	Market	Simulators
1) Roltex	Moscow, Russian Federation	8 race cars*
2) Tonne Mgmt.	Wisconsin Dells, WI	4 race cars*
3) Ft. Gordon	Ft. Gordon, GA	2 race cars
4) I-Vision Tech.	Abu Dhabi, UAE	4 race cars
5) I-Vision Tech.	Abu Dhabi, UAE	2 race cars
6) Fun City	Burlington, IA	1 race car*

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

On December 31, 2004, the Company entered into an Asset Purchase Agreement pursuant to which it sold thirty-four (34) of its existing race car simulators to Race Car Simulation Corporation (“RCS”), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”) for an aggregate purchase price of $1,536,600. The Agreement also granted RCS an option to purchase an additional ten (10) new race car simulators for an aggregate purchase price of $1,320,000. On March 31, 2005, the Company and RCSC entered into a Second Asset Purchase Agreement whereby the Company received the proceeds from the sale of four of the ten additional race car simulators for an aggregate purchase price of $720,000. On April 15, 2005, the Company and RCSC entered into a Third Asset Purchase Agreement whereby the Company received the proceeds from the sale of the remaining six of the ten additional race car simulators referenced above for an aggregate purchase price of $600,000. The March 31, 2005 and April 15, 2005 simulator sales transactions completed the exercise of RCS’s option stemming from the December 31, 2004 simulator sale. These sales were accounted for as borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13.

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

Overview of Financial Position and Results of Operations

During the six months ended June 30, 2005, the Company had total revenues of $1,874,312 compared to $3,093,172 for the six months ended June 30, 2004, a 39% decrease. Revenue from company store sales decreased by 55% as the company executed its revised business plan focusing on revenue share locations versus company owned locations. On a per store basis, the Company generated an average of $320,191 per store on the eight to nine company store locations in the first six months of 2004, compared with $485,016 per store on the two to three store locations operating in the comparable period in 2005. Offsetting the decline in total company store sales in the first six months ending June 30, 2005 was a 26% increase in revenue share sales, and a $299,069 increase in sales of simulators as compared to the first six months ending June 30, 2004. The Company recorded all or a portion of four sales transactions for fourteen simulators, and added a five simulator revenue share location in Mentor, OH, a five simulator revenue share location in Burlington, VT, and leased a 2 simulator trailer during the six months ending June 30, 2005.

Revenues decreased by $537,638 for the three months ending June 30, 2005 as compared to the three months ending June 30, 2004; cost of goods sold for the comparable periods increased by $32,009. This was the result of the change in the mix of the Company’s revenue sources. Revenue from company stores and revenue share locations have a higher gross margin that revenue derived from simulator sales. Since over 30% of the Company’s revenues came from the sale of simulator systems in the three months ending June 30, 2005 as compared to zero sales from this revenue stream in the same period in 2004, gross profit for the three months ending June 30, 2005 fell by 41% as compared to the same period in 2004.

Offsetting the decrease in gross profit was the decline in year over year operating expenses by 32%, resulting in a $552,302 operating loss for the quarter ending June 30, 2005 compared to the operating loss of $465,164 for the same quarter ending June 30, 2004. The decline in operating expenses is a direct result of the implementation of the company’s revised business model, and is largely due to the closure, relocation, or conversion to a revenue share site of seven former company store locations. Payroll expenses declined 41% and occupancy expenses declined 45% when comparing the second quarter 2005 to the second quarter 2004. Interest expense for the three months ending June 30, 2005 was $109,015 as compared to $102,348 for the comparable quarter in 2004. The net loss for the quarter ending June 30, 2005 of $552,302 was $15,210 less than the $567,512 loss for the same quarter one year ago.

For the six months ending June 30, 2005, sales declined 39% as compared to the six months ending June 30, 2004. Again, operating expenses declined, resulting in a 8%, or $75,411, increase in the operating loss for the six months ending June 30, 2005 as compared to the same period in 2004. Payroll expenses declined 40% or $708,743, and occupancy expense declined 48%, or $558,510, when comparing the first six months of 2005 to the first six months of 2004. As a result of the note payoffs the Company made early in the first quarter, 2005, interest expense increased from $155,321 for the six months ending June 30, 2004 to $241,655 for the same period in 2005. The net loss for the first two quarters of 2005 of $1,249,634 was 15% higher than the $1,087,889 loss for the same six month period one year ago.

Since inception on May 31, 2001 and through June 30, 2005, the Company has accumulated aggregate losses totaling $8,919,708.

The Company’s cash flow from operations deteriorated during the six month period ending June 30, 2005 as compared to the comparable period in 2004. Cash used by operations for the six months ending June 30, 2005 increased by $1,088,344 to $1,458,540 as compared to the $370,196 during the same six month period in 2004. The cash requirements from the increases in accounts receivable ($204,775) and inventory ($97,346) were partially offset by the increase in accounts payable ($131,802). Additionally, deposits on simulator sales decreased by $383,249 due to the full or partial recording of four simulator sales transactions in the first half of the year. Cash flow from all sources (operations, investing activities and financing activities) was insufficient to fund the company during the six months ending June 30, 2005, and resulted in a $985,589 reduction in the Company’s cash position. This compares with $44 in cash used by all sources for the period ending June 30, 2004.

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

Review of Consolidated Financial Position

Cash and Cash Equivalents: The Company had $349,084 in cash as of June 30, 2005 compared with $1,334,673 at December 31, 2004, a decrease of $985,589. This decrease in the company’s position of cash during the first six months of 2005 was due to the reduction of customer deposits for simulator sales as the revenue from four installations was partially or fully recognized. Also contributing to the decline in the cash position was the increase in accounts receivable as detailed below, and the increase in fixed assets. At June 30, 2005, the Company had taken delivery of 19 new simulators, and has either installed or earmarked to install 15 of these simulators, leaving 4 available for future opportunities. The Company has also taken delivery of 16 refurbished simulators from closed or downsized sites, and has either installed or allocated 9 of these units to new sites, leaving 7 simulators for future opportunities. The Company also has 15 simulators at Elan in various stages of refurbishment.

During the six months ended June 30, 2005, the Company used $770,404 of cash to purchase property and equipment relating to the construction in progress on the five sites where new simulators were installed in the first half of 2005, the four new sites where installations will be occurring and the Myrtle Beach site. Additionally, $317,039 of assets were either sold in four separate transactions, or were transferred from work in process to fixed assets.

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

Review of Consolidated Results of Operations

During the six months ended June 30, 2005, the Company had total revenues of $1,874,312 compared to $3,093,172 for the six months ended June 30, 2004, a 39.4% decrease. Revenue from company store sales decreased by 55.4% as the company executed its revised business plan focusing on revenue share locations versus company owned locations. On a per store basis, the Company generated an average of $320,191 per store on the eight to nine company store locations in the first six months of 2004, compared with $485,016 per store on the two to three store locations operating in the comparable period in 2005. Offsetting the decline in total company store sales in the first six months ending June 30, 2005 was a 25.8% increase in revenue share sales, and a $299,069 increase in sales of simulators as compared to the first six months ending June 30, 2004. The Company recorded all or a portion of four sales transactions for fourteen simulators, and added a five simulator revenue share location in Mentor, OH, a five simulator revenue share location in Burlington, VT, and leased a 2 simulator trailer during the six months ending June 30, 2005.

Revenues decreased by $537,638 for the three months ending June 30, 2005 as compared to the three months ending June 30, 2004; cost of goods sold for the comparable periods increased by $32,009. This was the result of the change in the mix of the Company’s revenue sources. Revenue from company stores and revenue share locations have a higher gross margin that revenue derived from simulator sales. Since over 29.7% of the Company’s revenues came from the sale of simulator systems in the three months ending June 30, 2005 as compared to zero sales from this revenue stream in the same period in 2004, gross profit for the three months ending June 30, 2005 fell by 40.7% as compared to the same period in 2004.

Offsetting the decrease in gross profit was the decline in year over year operating expenses by 31.7%, resulting in a $552,302 operating loss for the quarter ending June 30, 2005 compared to the operating loss of $465,164 for the same quarter ending June 30, 2004. The decline in operating expenses is a direct result of the implementation of the company’s revised business model, and is largely due to the closure, relocation, or conversion to a revenue share site of seven former company store locations. Payroll expenses declined 40.9% and occupancy expenses declined 45.3% when comparing the second quarter 2005 to the second quarter 2004. Interest expense for the three months ending June 30, 2005 was $109,015 as compared to $102,348 for the comparable quarter in 2004. The net loss for the quarter ending June 30, 2005 of $552,302 was $15,210 less than the $567,512 loss for the same quarter one year ago.

For the six months ending June 30, 2005, sales declined 39% as compared to the six months ending June 30, 2004. Again, operating expenses declined, resulting in a 8%, or $75,411, increase in the operating loss for the six months ending June 30, 2005 as compared to the same period in 2004. Payroll expenses declined 40.7% or $708,743, and occupancy expense declined 48%, or $558,510, when comparing the first six months of 2005 to the first six months of 2004. As a result of the note payoffs the Company made early in the first quarter, 2005, interest expense increased from $155,321 for the six months ending June 30, 2004 to $241,655 for the same period in 2005. The net loss for the first two quarters of 2005 of $1,249,634 was 15% higher than the $1,087,889 loss for the same six month period one year ago.

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

As of the filing of this Form 10-QSB/A, the net proceeds of $1,874,708 from the three sales transactions for the sale of 44 simulators to Race Car Simulation Corp. have been depleted. The Company believes that it has generated a significant interest in its simulators, and that some combination of revenue share agreements, lease agreements and simulator sales agreements will be sufficient to fund the daily operations of the business, although there can be no assurances. Additionally, the Company continues to seek manufacturing financing required to fully implement the desired level of growth management believes its revised business model is capable of generating. The Company’s ability to raise the desired financing will depend on many factors, but the Company intends to leverage the market value of its assets as collateral. Management believes the culmination of the recent negotiations with Checker Flag Lightning into an agreement allowing for cash flow to again be generated from the Checker Flag sites, combined with some combination of simulator sales and the increased revenues that come from additional third party revenue share and lease agreements will allow the Company to maintain and increase positive EBITDA and regain profitability, although there can be no assurances.

Management is optimistic that the new SMS Reactor will be attractive to customers seeking a lower priced simulator with greater mobility and portability. The SMS Reactor is scheduled to debut at the 2005 IAAPA convention, in time for 2006 installations.

On December 31, 2004, March 31, 2005 and April 15, 2005, the Company entered into three Asset Purchase Agreements pursuant to which it sold forty-four (44) of its race car simulators that were located in existing revenue share locations, or have been installed in new revenue share sites. The Asset Purchase Agreement is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13. While this transaction generated an aggregate purchase price of $2,856,600, it also depleted monthly revenue share payments to the Company generated by the simulators that were sold. Management intends to contract with revenue share partners and install simulators within its inventory to replenish the cash flow lost from 34 of the 44 simulators that were sold in a timely manner, although there can be no assurances. To this end, the Company has installed a five simulator site in Burlington, VT, a five simulator site in Mentor, OH, and has delivered a two simulator trailer to a lessee. Thirteen additional simulators in four new locations are scheduled for installations pursuant to either revenue share, lease or purchase agreements.

During the six months ended June 30, 2005, the operating activities of the Company used net cash of $1,458,540 compared to net cash used of $370,196 for the comparable period in 2004. The cash requirements from the increases in accounts receivable and inventory were partially offset by the increase in accounts payable. Additionally, deposits on simulator sales decreased due to the recording of four simulator sales transactions in the period ending June 30, 2005.

During the six months ended June 30, 2005, the Company used $453,365 of cash in investing activities compared with $183,848 of cash used in investing activities during the comparable period in 2004. The purchases in property and equipment relates primarily to the construction in progress on the five sites where new simulators were installed in the first half of 2005, the four new sites where installations will be occurring and the Myrtle Beach site. Additionally, $317,039 of assets were either sold in four separate transactions, or were transferred from work in process to fixed assets.

During the six months ended June 30, 2005, the Company generated $926,316 of net cash in financing activities, compared with the $554,000 the Company generated in the comparable period in 2004. As detailed above, the Company repaid $281,621 in debt obligations during the six month period ending June 30, 2005, but also borrowed an additional $300,000 during the same period. Additionally, the Company negotiated a settlement with one of its landlords for the payment of rent in arrears over a 12 month period. The settlement amount was transferred from accrued expenses to notes payable. The Company will continue to use the debt markets to raise sufficient financing to fund its growth opportunities as it continues to focus on revenue share and simulator sales opportunities.

The Company’s current debt financing includes the extension of $350,000, plus the addition of $300,000 of the Secured Bridge Notes and Warrants initiated in March of 2003 until December 31, 2005, and an extension of a Note and Option Agreement of $146,000 until December 31, 2005.

As of June 30, 2005, the Company had cash totaling $349,084 compared to $1,334,673 at December 31, 2004. Current assets totaled $1,347,442 at June 30, 2005 compared to $2,058,820 on December 31, 2004. Current liabilities totaled $4,432,172 on June 30, 2005 compared with $4,718,288 on December 31, 2004. As such, these amounts represent an overall decrease in working capital of $425,262 for the six months ending June 30, 2005.

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