Form 10KSB/A
period 2005-12-31
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2006-11-20
CIK 1115551

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

Indicate by checkmark whether the Issuer: (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No [] (2) Yes ☒ No []

Issuer’s Revenues for its most recent fiscal year: $4,838,988

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

Exhibit Index located on Page 59

INDEX TO ANNUAL REPORT ON FORM 10-KSB

PAGE

NUMBER

SECTION

NOTE ON FORWARD-LOOKING INFORMATION	3
BASIS OF PRESENTATION	4

PART I

ITEM 1.	Description of Business	5
ITEM 2.	Description of Properties	11
ITEM 3.	Legal Proceedings	11
ITEM 4.	Submission of Matters to a Vote of Security Holders	11

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters	12
ITEM 6.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	14
ITEM 7.	Financial Statements and Notes to Financial Statements
Report of Independent Registered Public Accounting Firm	24
Consolidated Balance Sheet at December 31, 2005	25
Consolidated Statements of Operations for the Years Ended
December 31, 2005 and December 31, 2004	27
Consolidated Statements of Changes in Shareholders’ Equity
for the Years Ended December 31, 2005 and December 31, 2004	28
Consolidated Statements of Cash Flows for the Year Ended
December 31, 2005 and December 31, 2004	29
Notes to Consolidated Financial Statements	31
ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	49
ITEM 8A.	Controls and Procedures	50

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons	50
ITEM 10.	Executive Compensation	52
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management	53
ITEM 12.	Certain Relationships and Related Transactions	54
ITEM 13.	Exhibits and Reports on Form 8-K	55
ITEM 14.	Principal Accountant Fees and Services	56

SIGNATURES	58

EXHIBITS INDEX	59

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

For the year ended December 31, 2005, the Company’s racing centers, leased and revenue share simulators and sold simulators generated revenue of approximately $5.414 million. Management has transitioned the Company’s business model from an owned and operated, mall-based racing center concept to a simulator purchase, revenue share or leasing business, with the owner of the purchased simulators required to enter into an ongoing license and maintenance agreement. The Company now offers two simulator products, both using the proprietary software and motion platform, but each offering different features and different price points. The Company plans to offer territories for operators of its new Reactor Mobile Experience (48 foot trailer with 4 Reactors installed).

Major Agreements: During 2005, the Company entered into lease and revenue share agreements as well as entered into transactions for the sale of the original (“SMS”) simulators and the new Reactor and Reactor Mobile Experience simulators. On December 31, the Company entered into an asset purchase agreement and long term note agreement with Checker Flag Lightning whereby the 28 simulators within three Mills Corporation mall stores were sold in exchange for the Mills releasing Perfect Line of all past, current and future obligations

Perfect Line’s race simulators, including those owned by Race Car Simulation Corp., are currently featured in the following locations.

Locations

Company Owned (24 Simulators):

Location	Market	Sq. Ft.	Simulators
1) Mall of America	Minneapolis, MN	5,899	12 SMS
2) Universal CityWalk	Los Angeles, CA	5,000	12 SMS

Revenue Share (72 Simulators):

Location	Market	Sq. Ft.	Simulators
1) Mall of Georgia	Atlanta, GA	5,895	8 SMS
2) Riverchase Galleria	Birmingham, AL	6,188	8 SMS
3) Jordan Creek Town Ctr	Des Moines, IA	4,000	8 SMS
4) NASCAR SpeedPark	Sevierville, TN	1,584	6 SMS#
5) NASCAR SpeedPark	St. Louis, MO	1,496	6 SMS#
6) NASCAR SpeedPark	Toronto, Canada	1,500	6 SMS#
7) NASCAR SpeedPark	Myrtle Beach, SC	1,600	6 SMS#
8) Playcenter (b)	Sao Paulo, Brazil	1,000	4 SMS*
9) Burdick Driver’s Village	Syracuse, NY	3,472	8 SMS#
10) Bass Pro Outdoor	Harrisburg, PA	500	2 SMS
11) Bass Pro Outdoor	Clarksville, IN	750	3 SMS
12) University Mall	Burlington, VT	3,700	5 SMS
13) Bass Pro Outdoor (a)	Springfield, MO	500	2 SMS

a.	Scheduled to open Q2
b.	Scheduled to open TBD

Mobile Units (16 Simulators):

1) Nextel Mobile Experience	2004-06 NASCAR Nextel Cup series events	6 SMS#
2) Perfect Line/NTI Experience	Mobile Experience	2 SMS
3) Nextel Mini Experiences	Nextel regional marketing	6 SMS#
4) DaimlerChrysler	European Auto Shows	2 SMS

Sales of Simulators (74 Simulators):

Buyer	Market	Simulators
1) Roltex	Moscow, Russian Federation	8 SMS*
2) Tonne Mgmt.	Wisconsin Dells, WI	4 SMS*
3) Ft. Gordon	Ft. Gordon, GA	2 SMS
4) I-Vision Tech.	Abu Dhabi, UAE	4 SMS
5) I-Vision Tech.	Abu Dhabi, UAE	2 SMS
6) Fun City	Burlington, IA	1 SMS*
7) DaimlerChrysler	US Auto Shows in 2006	2 SMS*
8) NASCAR SpeedPark	Concord, NC	4 Reactors*
9) Opry Mills	Nashville, TN	10 SMS
10) Gurnee Mills	Chicago, IL	6 SMS
11) Concord Mills	Charlotte, NC	12 SMS
12) H&H Motorsports	Boone, NC	4 Reactors
13) Gate A Sports	Cleveland, OH	5 SMS
14) Skycoaster of Florida	Kissimmee, FL	6 SMS
15) Vacationland F.E.	Brainerd, MN	4 SMS*

# Denotes assets sold to Race Car Simulation Corporation with no current revenue stream to Company

* Denotes that simulators are not yet installed

The balance of the 192 SMS simulators built since inception are at the Company’s warehouse or Elan Motorsports Technologies where they are built.

Pricing

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

While the Company was beginning to earn profits by late 2004, management decided it was necessary to generate cash to reduce debt and secure growth capital As a result, on December 31, 2004 and on March 31 and April 15, 2005, the Company entered into three Asset Purchase Agreements pursuant to which it sold a total of forty-four (44) of its existing race car simulators in revenue producing sites to Race Car Simulation Corporation (“RCSC”), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”) for an aggregate purchase price of $2,856,600. While these transactions reduced debt and allowed the Company to begin building new simulators, it also reduced cash flow by approximately $1,000,000 on an annual basis until the Company could activate another 44 simulators into the market on a revenue share basis. This, coupled with the fact that Checker Flag Lightning stopped paying on its revenue share agreements (approximately $1,000,000 annually) created cash flow issues for the Company during 2005. The sale of SMS simulators during this period helped to offset the cash flow problem.

The Company’s Current Operations, Recent Developments and Plan for the Future

The Company’s goal is to be the world leader in experiential simulation. The Company is initially leveraging its internationally unique, proprietary race car simulation technology with domestic focus on the NASCAR experience. The Company believes that this can be done profitably through a combination of owned and operated racing centers, third party revenue share locations (family entertainment centers, amusement parks, casinos, auto malls, etc.), mobile unit sales and leases and the domestic and international sales of its race simulator products.

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

The Company has integrated these license agreements with sophisticated proprietary racing simulator technology to create one of the world’s leading race car simulations. Simulator races take place on famous NASCAR Nextel Cup racetracks such as Daytona International Speedway, Indianapolis Motor Speedway, Lowe’s (Charlotte) Motor Speedway, Atlanta Motor Speedway, Bristol Motor Speedway, and Richmond International Raceway.

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

At the 2004 Daytona 500, Nextel debuted The Nextel Experience, a mobile fan interactive experience that features six of the Company’s race simulators. The Nextel Experience continues to have a prominent location at each of the NASCAR Nextel Cup events. Nextel is also leasing an additional three mini mobile experiences that they use for promotional events around the country, each featuring two of the Company’s simulators. The Company also has sold and leased simulators to DaimlerChrysler for their domestic and international trade show exhibits, and the Dodge division takes 2 of the Companies simulators to selected NASCAR events.

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

In February of 2006, the first Reactor Mobile Experience was introduced at Daytona Beach, Florida surrounding the Daytona 500 events. Four Reactor simulators were installed into a 48 foot Featherlite car trailer that can be towed by a 2-ton pickup truck. Under a newly developed License, Maintenance and Operating (“LMO”) agreement, management is now seeking operators for Reactor Mobile Experiences within specific territories around the country. Under terms of the LMO agreement, the Company administers the event contracts, and pays the operator a percentage of the revenues from event bookings and sponsorships associated with the events. Management believes that taking this relatively low cost experience to large crowds (sporting events, trade shows, festivals, etc.) and to corporate retail sites (big box retailers, restaurants, auto dealers, etc.) is an attractive business model for future growth, although there can be no assurance.

At December 31, 2005, the Company had built 21 new SMS simulators, and an additional 30 SMS simulators had been refurbished at Elan. Subsequent to December 31, 2005, the Company has built or is in the process of building 8 Reactor simulators, 4 of which have been installed in a Reactor Mobile Experience.

The Company has made several technological improvements to the simulation in recent years, resulting in an enhanced racing experience. Two popular racetracks, Bristol and Indianapolis, were introduced to the simulation experience late in 2002 and early in 2003. MySpeedway was introduced in 2003 on IMTS’s website (www.smsonline.com) that allows customers to find their recent lap times, and analyze their results to improve their performance by comparing their times to those of other racers throughout the country. Car parameters were also introduced in 2003 allowing racers to set up their cars to their personal preferences. Adjustable parameters include traction control, anti-lock brakes, spoiler angle, steering ratio, front anti-roll bar, engine, transmission gearing, and rear end ratio. The operating system has been updated to a Linux platform, and beginning in 2006 is available as an upgrade to race simulator operators. The new operating system is incorporated in the new Reactor simulators, and will be incorporated into all future SMS simulators. The new platform allows for each simulator to operate on one computer as compared to six, and allows for improved graphics and game features as they are introduced in the future. New and improved projector technology has also been designed into all future SMS and Reactor simulators.

Management is currently discussing with potential customers the opportunity to expand its patented motion platform to full size passenger vehicles, and creating customized experiences for each vehicle. This opportunity will likely begin with trade show experiences, and then grow to local markets from there, although there can be no assurance.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company is headquartered at 5624 West 73rd Street in Indianapolis, Indiana where the Company leases approximately 4,800 square feet. The facility consists primarily of office and storage areas and is leased from an unrelated third party. The headquarters’ lease expires September 14, 2006. The Company also maintains an engineering office at 2065 Martin Avenue in Santa Clara, California where it leases approximately 1,800 square feet of office space. The engineering office is currently a month-to-month lease. In addition, the Company has a warehouse in Concord, North Carolina that is also currently on a month-to-month lease. The Company believes its headquarters and engineering space is adequate for the present time and is reviewing options for relocating or extending its leases at these locations.

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

Between February and June, 2004, the Company sold a series of notes collectively referred to as the 2004 Note and Option Purchase Agreement in the total amount of $750,000. The Agreement also involved the issuance of options for approximately 6,904,395 common shares. The options had a strike price equal to the closing price of IMTS stock on the date the note was purchased, which ranged from $.08 to $.21 per share. 2,804,395 of the options expired on March 1, 2005, and 4,100,000 options were exercised for repayment of the note per the terms of the 2004 Note and Option Purchase Agreement.

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

On March 31, 2005, the Company entered into an Asset Purchase Agreement pursuant to which it sold four (4) of its existing race car simulators to Race Car Simulation Corporation (“RCS”), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”). The Sale is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13. The transaction also included the sale of warrants to Dolphin for the purchase of 1,080,000 shares of common stock. The warrants have a strike price of $.10 per share, and expire on 3/31/2010. At December 31, 2005, none of these warrants had been exercised.

On April 15, 2005, the Company entered into an Asset Purchase Agreement pursuant to which it sold six (6) of its existing race car simulators to Race Car Simulation Corporation (“RCS”), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”). The Sale is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13. The transaction also included the sale of warrants to Dolphin for the purchase of 900,000 shares of common stock. The warrants have a strike price of $.10 per share, and expire on 4/15/2010. At December 31, 2005, none of these warrants had been exercised.

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

Overview

The Company generated its first quarterly operating profit in the third quarter of 2004, and its first quarterly net profit in the fourth quarter of 2005. Since inception on May 31, 2001 and through December 31, 2005, the Company has accumulated aggregate losses totaling $(8,765,148), which includes the net loss of $(1,095,074) for the twelve months ended December 31, 2005, the net loss of $(1,235,419) for the twelve months ended December 31, 2004, and the net loss of $(6,434,655) for the period from inception to December 31, 2003.

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

During the twelve months ended December 31, 2005, the Company had total revenues of $4,838,988 compared to $5,769,104 for the twelve months ended December 31, 2004. The 16 % decrease in revenue is due primarily to the final implementation of the Company’s revised business model during 2005. All but two of the Company store locations at December 31, 2005 had been converted to Checker Flag Lightning, Inc. revenue share locations, or closed as part of the Company’s ongoing strategy of extricating itself from long-term leases. Revenue share and leasing revenue was primarily impacted by the sale of 44 revenue producing simulators at the end of 2004 and early 2005. Revenue was further impacted by the non-payment of revenue share income by the Checker Flag organization. This resulted in the Company experiencing cash flow shortages sufficient to hamper its ability to replenish its stock of merchandise inventory and also to replace the simulators sold, and the associated revenue, with new revenue producing simulators in new locations.

Review of Consolidated Financial Position

Cash and Cash Equivalents: The Company had $353,180 in cash as of December 31, 2005 compared with $1,334,673 at December 31, 2004, a decrease of $981,493. This decrease in cash for the year ended December 31, 2005 relates principally to the December 31, 2004, and March and April 2005 sale of a total of 44 simulators and its associated reduction of $1,000,000 in annual revenue share and lease payments. Also impacting cash was the net repayment of $431,500 in loans, the default of Checker Flag Lightning in the payment of its revenue share payments, and the $389,384 of investment in new revenue share locations.

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

Accounts Payable: The balance of accounts payable of $925,761 at December 31, 2005 represents an increase of $506,946 from the balance at December 31, 2004 of $418,815. This increase is primarily attributable to the cash flow shortfalls the Company experienced resulting in the Company’s reliance on trade credit to help fund its operations.

Accrued Liabilities: The balance at December 31, 2004 of $1,158,929 decreased by $779,109 in 2005 to $379,820 due primarily to sale of simulators located in the Mills Corporation malls to Checker Flag Lightning. The sale eradicated $571,000 of back rent due the Mills Corporation. Also driving the decrease was the reduction of accruals for warranty expenses on sold simulators, as the one year warranty on a number of sold simulators either expired. or reduced to a sharing of warranty related expenses.,

Notes Payable: On March 7, 2003, the Company entered into a short term financial agreement (the Secured Bridge Notes) whereby the Company borrowed $700,000 for working capital purposes. The Agreement also involved the issuance of warrants for 2,941,176 common shares. The warrants had a strike price of $0.17, and expired on June 30, 2004.

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

On December 31, 2004, March 31, 2005 and April 15, 2005, the Company entered into an Asset Purchase Agreement pursuant to which it sold forty-four (44) of its existing race car simulators to Race Car Simulation Corporation (“RCS”), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”). The Sale is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13. The transaction also required the payment of $105,000 and the issuance of warrants for 5,161,500 shares of common stock to Northeast Securities for their services in the transaction. The warrants have a strike price of $.10 per share, and expire on 04/30/2010. Using the Black Schoales valuation model, the Company determined the value of these warrants to be $287,308, $47,123 and $39,269, respectively, assuming a risk-free interest rate of 3.95% over a period of five years. The warrants also have a strike price of $.10 per share, and expire on 04/30/2010. At December 31, 2005, none of these warrants had been exercised.

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

Review of Consolidated Results of Operations

Sales for the twelve months ended December 31, 2005 were $930,116 lower than for the 12 month period ending December 31, 2004 due primarily to the final implementation of the Company’s revised business model during 2005. All but two of the Company store locations at December 31, 2003 have been converted to Checker Flag Lightning, Inc. revenue share locations, or closed as part of the Company’s ongoing strategy of extricating itself from long-term leases. Revenue share and leasing revenue was primarily impacted by the sale of 34 revenue producing simulators at the end of 2004. Revenue was further impacted by the non-payment of revenue share income by the Checker Flag organization, This resulted in the Company experiencing cash flow shortages sufficient to hampered its ability to replenish its stock of merchandise inventory, and also impacted the Company’s ability to replace the simulators sold, and the associated revenue, with new revenue producing simulators in new locations.

The resultant reduction in revenue from store sites and revenue share locations was offset in part by sales of simulators to third party operators. During 2005, the company recorded the sale or partial sale of 45 simulators in 6 transactions totaling approximately $1.5 million, as compared to the approximately $1.4 million generated by the sale of 38 simulators in 2 transactions in 2004.

Operating expenses for the year ended December 31, 2005 declined by approximately 21% from the period ending December 31, 2004. These expenses represented approximately 101% of net sales and approximately 108% for the comparable period in 2004. Final implementation of the Company’s revised business model resulted in a reduction in operating expenses of approximately $1.3 million, with reductions occurring primarily in payroll of $0.9 million and occupancy costs of $0.4 million. as the Company either converted company owned stores to revenue share locations, or closed locations with sub-par performance.

Additionally, interest expense increased by approximately $101,410 as the Company paid off the 2004 notes in the first quarter of 2005. Additionally, most of the values of the warrants associated with the 2004 notes were amortized in 2004, thus increasing interest expense in that year.

EBITDA of $(122,124) for the period ending December 31, 2005 decreased as compared to EBITDA of $(386,567) for the period ending December 31, 2004. This decline in performance is directly attributable to the size of the loss generated by the Company in 2005 as compared to 2004.

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

Critical Accounting Policies

The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to Consolidated Financial Statements for the year ended December 31, 2005 included in Item 7 in this Form 10-KSB/A. The Company has consistently applied these policies in the year ended December 31, 2005. Management does not believe that operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

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

Liquidity and Capital Resources

The various sources of funds available to the Company are receipts from revenue share sites, payments on leased simulators, receipts collected on the sale of simulator assets, deposits collected on future sales or revenue share sites, and from customers in our company owned stores for simulator rides and merchandise sales, proceeds from equity offerings including the $2,610,050 received in August 2002, loans from related parties including net proceeds of $687,500 received in March, 2003, and net proceeds received between February 2004 and June 2004 totaling $604,000, $122,500 in loan proceeds form the sale of the 2005 Notes between October and November, 2005, credit extended by vendors, and possible future financings.

In July of 2003, management revised the Company’s business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.) and mobile lease programs such as the Nextel Experience, and simulator purchases. Without the burden of occupancy costs and labor costs, the Company realized its first quarterly operating profit for the quarter ending September 30, 2004, and its first quarterly net profit for the quarter ended December 31, 2004.

On December 31, 2004, and again on March 31 and April 15, 2005, the Company entered into an Asset Purchase Agreements pursuant to which it sold a total of forty-four (44) of its race car simulators to Race Car Simulation Corporation (“RCSC”), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”) for an aggregate purchase price of $2,856,600. The Sale is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13.

During the year ended December 31, 2005, the operating activities of the Company used net cash of $991,750 compared to net used of $724,053 for the comparable period in 2004. The drivers for the $267,697 reduction in cash generated from operations can be attributed to the decline in profitability, the decline in simulator deposits as the Company completed the installation of simulators sold, the increase in the reserve established for receivables due from Checker Flag Lightning, and the decrease in accrued expenses as the Company resolved its indebtedness associated with the Mills Corporation mall sites. These requirements for cash were offset by increases in accounts payable of $533,510, and decreases in inventory related to the production and delivery of new race car simulators of approximately $51,000.

During the year ended December 31, 2005, the Company used $821,980 of net cash in investing activities compared with $190,793 of net cash used in investing activities during the comparable period in 2004. In both years, the net cash used relates primarily to the capitalization of the costs associated with the installation of simulators in new revenue share locations, and the costs of components for simulators currently in production.

During the year ended December 31, 2005, the Company generated $832,237 of cash from financing activities compared with $2,000,514 of cash generated during the comparable period in 2004. The Company was able to secure additional financing from the sale of $122,500 in new notes, and from the net $100,000 increase in the financing under of the Secured Bridge Notes dated March, 2003. This was offset by the decrease of $660,000 of the $750,000 in notes sold in 2004.

Between October and November, 2005, the Company sold a series of notes collectively referred to as the 2005 Note and Option Purchase Agreement in the total amount of $122,500.

As of December 31, 2005, the Company had cash and cash equivalents totaling $353,180 compared to $1,334,673 at December 31, 2004. Current assets totaled $868,703 at December 31, 2005 compared to $2,058,820 on December 31, 2004. Current liabilities totaled $3,874,458 on December 31, 2005 compared with $5,786,193 on December 31, 2004. As such, these amounts represent an overall increase in working capital of $721,618 from December 31, 2004.

Inflation

We do not expect the impact of inflation on our operations to be significant.

Risk Factors

The Company is subject to certain risk factors due to the organization and structure of the business, the industry in which we compete and the nature of our operations. These risk factors include the following:

Operating History, Operating Losses, and Accumulated Deficit

Perfect Line, LLC was formed in June 2001 for the purpose of acquiring certain of the assets of SEI, a bankrupt corporation, and modifying and improving the business model under which SEI operated, as more fully described under Overview above. While the concept is a modification and improvement upon the prior model, the modified business model was only in place for less than two full years, but also proved to be unprofitable. It is for that reason, among others, that the Company designed and implemented a revised business model focusing on revenue share locations and to a lesser extent, sales of the race car simulators. Perfect Line has a limited operating history and is subject to numerous risks, expenses, problems, and difficulties typically encountered in establishing any business. For the 5 months ended December 31, 2001, Perfect Line had sales of $3,533,402, and a loss of $(719,854). For the year ended December 31, 2002, Perfect Line generated net sales of $9,636,278, resulting in a net loss of $(2,189,220). For the year ended December 31, 2003, Perfect Line had net sales of $7,557,978 generating a net loss of $(3,525,581). For the year ended December 31, 2004, Perfect Line had net sales of $5,769,104 generating a loss of $(1,235,419). For the year ended December 31, 2005, the Company had net sales of $4,838,988 generating a loss of $(1,095,074). This overall financial performance resulted in an accumulated deficit of $(8,765,148) as of December 31, 2005 for the Company. Management believes the addition of simulators to its two owned and operated sites, upcoming sales and licensing revenues from the new Reactor and Reactor Mobile Experience, and upcoming new sales and installations in revenue share and lease sites, will return the Company to profitability in the future, although there can be no assurance.

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

There is considerable competition for consumer entertainment dollars. The Company feels its patented technology, high-traffic, premium locations, licenses with NASCAR and various teams, drivers, and tracks and the ability to take its driving experience to the public through the integration of its new Reactor simulator with a Featherlite trailer, create significant points of difference between its competitors and NSMS. However, there can be no assurance that these factors will be sufficient to assure successful product development into the marketplace.

Significant Capital Requirements and Need for Additional Financing

The Company has been and continues to build back the approximately $83,000 in monthly revenue share and lease payments that were given up as a result of the asset sale of 44 simulators to Race Car Simulation Corporation in three asset purchases totaling $2,856,600 in December, 2004 and March and April of 2005. The Company is both using its current inventory of used and new simulators and building new simulators to install simulators within revenue share, lease or purchased racing center sites to meet the installation demand. At December 31, 2005, the Company had built, or partially built, 192 SMS simulators, of which 98 had been sold or were in the process of being sold, 24 were in company owned and operated sites, 45 were in revenue share or lease sites (includes mobile experiences). Of the remaining 25 (21 used or refurbished and 4 new) 2 were at corporate offices and 23 were at the Company’s warehouse or at Elan being prepared to install into future asset purchase, revenue share or lease racing center sites. In addition, the Company had built or were in the process of building 8 Reactor simulators, 4 of which were installed in a new Reactor Mobile Experience in February. Reactors are typically purchased with advance payments that cover manufacturing costs so that no financing is required by the Company.

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

Management has been and plans to continue to sell SMS simulators from its inventory base if necessary to cover cash flow needs until cash is built back up from any combination of revenue share, lease or new Reactor and Reactor Mobile Experiences, although there can be no assurance that the demand will continue, or that the orders will come in a timely manner to meet the Company’s cash needs.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Interactive Motorsports and Entertainment Corp. and Subsidiaries

Indianapolis, Indiana

We have audited the accompanying consolidated balance sheet of Interactive Motorsports and Entertainment Corp. and Subsidiaries, as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The Company has restated the consolidated financial statements to correct the Company’s accounting for a borrowing transaction which is described in Note 14 to the financial statements.

HJ & Associates, LLC

Salt Lake City, Utah

March 1, 2006 except for Note 14 which is October 10, 2006

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheet

ASSETS

December 31, 2005
(Restated)
CURRENT ASSETS
Cash	$353,180
Accounts Receivable	212,156
Inventory	208,453
Prepaid Expenses	73,314
Notes Receivable	21,600
Total Current Assets	868,703

TOTAL PROPERTY AND EQUIPMENT, NET (Note 4)	1,187,811

OTHER ASSETS
Deposits	28,471
Other Intangible Assets, Net	1,742
Notes Receivable	290,400
Total Other Assets	320,613

Total Assets	$2,377,127

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheet (Continued)

LIABILTIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

December 31, 2005
(Restated)
CURRENT LIABILITIES
Accounts Payable	$925,761
Accrued Payroll Expense	56,438
Accrued Sales Tax Payable	12,018
Gift Certificates & Customer Deposits	22,624
Deposits on Simulator Sales (Note 13)	1,257,101
Accrued Liabilities (Note 12)	379,820
Notes Payable - Related Parties (Note 9)	146,000
Notes Payable – Current Portion (Note 5)	1,074,696
Total Current Liabilities	3,874,458

LONG-TERM LIABILITIES
Notes Payable – Long Term Portion (Note 5)	1,898,170

Total Liabilities	5,772,628

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value, 200,000 shares authorized 93,769,177 shares issued and outstanding	9,377
Additional Paid in Capital	5,360,270
Retained Deficit	(8,765,148)
Total Shareholders’ Equity (Deficit)	(3,395,501)

Total Liabilities & Shareholders’ Equity (Deficit)	$2,377,127

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31
	2005	2004
	(Restated)	(Restated)
REVENUES
Company Owned Stores	$2,363,740	$4,236,350
Revenue Share Revenues	581,145	975,296
Leasing Revenues	57,000	262,500
Sales of Simulator Systems	1,837,103	294,958
Total Revenues	4,838,988	5,769,104

COST OF SALES
COGS - Merchandise	115,972	279,519
Group Sales Expenses	12,645	18,749
COGS - Sale of Simulators	418,617	127,165
Total Cost of Sales	547,234	425,433

GROSS PROFIT	4,291,754	5,343,671

GENERAL & ADMIN. EXPENSES
Payroll Related Expenses	1,995,651	2,920,426
Occupancy Expenses	1,161,423	1,575,332
Other Operating Expenses	1,750,162	1,728,915
Total Operating Expenses	4,907,236	6,224,673

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(615,482)	(881,002)

OTHER INCOME (EXPENSE)
Interest Expense	(506,156)	(404,746)
Gain on Extinguishments of Debt	26,564	50,329
Total Other Income (Expense)	(479,592)	(354,417)

INCOME (LOSS) BEFORE INCOME TAXES	(1,095,074)	(1,235,419)

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$(1,095,074)	$(1,235,419)

INCOME (LOSS) PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	$90,278,841	$85,900,541

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Statements of Shareholders’ Equity (Deficit)

					Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	2,272,728	$227	74,314,183	$7,431	$4,029,002	$(6,434,655)	$(2,397,995)

Common stock issued for 2003 Bridge Loan Interest	-	-	935,726	94	78,112	-	78,206

Common stock issued for services	-	-	260,000	26	17,248	-	17,274

Conversion of preferred stock to common stock	(2,272,728)	(227)	11,363,640	1,136	(909)	-	-

Fair value of options and warrants granted	-	-	-	-	571,779	-	571,779

Common stock issued for payment of prior year accruals	-	-	842,361	85	115,535	-	115,620

Net loss for the year ended December 31, 2004 (Restated)	-	-	-	-	-	(1,235,419)	(1,235,419)

Balance at December 31, 2004	-	-	87,715,910	8,772	4,810,767	(7,670,074)	(2,850,535)

Common stock issued for payment of Loan Interest	-	-	5,053,267	1,363	376,466	-	377,829

Common stock issued for services	-	-	1,000,000	100	69,900	-	70,000

Warrant issued for Dolphin Asset Purchase	-	-	-	(858)	87,250	-	86,392

Cost of options for 2005 notes	-	-	-	-	15,887	-	15,887

Net loss for the year ended December 31, 2005 (restated)	-	-	-	-	-	(1,095,074)	(1,095,074)

Balance at December 31, 2005 (restated)	-	$-	93,769,177	$9,377	$5,360,270	$(8,765,148)	$(3,395,501)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31

	2005 (Restated)	2004 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(1,095,074)	$(1,235,419)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and amortization	454,337	374,362
Common stock issued for services and interest	119,829	211,100
Warrants issued related to sales agreements	86,392	295,657
Amortization of notes payable discount	37,455	(51,512)
Gain on extinguishment of debt	(26,564)	(50,329)
Bad debt expense	253,481	15,266
Net changes in operating assets and liabilities:
Increase in trade accounts and other receivable	(348,910)	(394,533)
(Increase) decrease in inventory	51,478	(211,056)
Increase in prepaid expenses and other assets	(24,294)	(141,392)
Decrease in intangibles	12,927	-
Increase (decrease) in accounts payable	533,510	(1,093,394)
Decrease in accrued payroll and payroll taxes	(10,947)	(31,473)
Decrease in sales tax payable	(14,705)	(24,586)
Decrease in gift certificates and customer deposits	(20,264)	(70,199)
Increase (decrease) in accrued expenses	(683,524)	462,169
Increase (decrease) in deposits on simulator sales	(316,877)	1,221,286

Net Cash Provided (Used) by Operations	(991,750)	(724,053)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(1,024,410)	(190,793)
Sale of property and equipment	202,430

Net Cash Used by Investing Activities	(821,980)	(190,793)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from and (repayments to) related parties	-	(50,000)
Proceeds from issuance (payment) of notes payable	832,237	2,050,514

Net Cash Provided by Financing Activities	832,237	2,000,514

INCREASE (DECREASE) IN CASH	(981,493)	1,085,668

CASH, BEGINNING OF YEAR	1,334,673	249,005

CASH, END OF YEAR	$353,180	$1,334,673

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31

	2005 (Restated)	2004 (Restated)

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest	$87,455	$122,332
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

Common stock issued for payment of prior year accruals	$-	$115,620
Common stock issued for services and interest	$447,829	$95,480
Warrants sold	$86,392	$571,779
Options granted on notes payable	$15,887	$-

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

k. INCOME TAXES

The Company provides for income taxes based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. At December 31, 2005, the Company’s net deferred tax asset is fully offset by a valuation allowance.

l. REVENUE RECOGNITION AND UNEARNED REVENUE

The Company recognizes revenue for its services at the time the services have been rendered. In the case of gift certificates and customer deposits for group events, these amounts are deferred and recognized when the associated services are rendered or upon expiration. During 2003 the Company began a program of selling some of its new or used simulators. The Company has outstanding as of December 31, 2005, deposits of $1,257,101 relating to these sales. The Company’s policy is to recognize revenue on a percentage of completion basis throughout the procurement and installation process until all terms of the contract have been met and no obligations remain for the Company to perform. The percentage of completion for any given sales contract is determined by the ratio of costs incurred to date to the total estimated cost for each site build. Costs incurred consist of purchased components, outside services, and outside contract labor cost.

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

q. INVENTORY

At December 31, 2005, inventory consisted of the following:

Merchandise Inventory	$7,763
Simulators Inventory	205,690
Net of Reserve	(5,000)

Total Inventory	$208,453

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 3 -	EQUITY TRANSACTIONS AND COMMON STOCK WARRANTS

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

Warrants

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

NOTE 4 -	PROPERTY AND EQUIPMENT

At December 31, 2005, property and equipment was comprised of the following:

2005

Furniture, Fixtures and Equipment	$1,599,729
Revenue share installation costs	278,299
Construction in Progress	201,992
Software	659,574
Total Property and Equipment	2,739,594

Less: Accumulated depreciation	1,551,783

Property and Equipment, net	$1,187,811

Depreciation expense for the years ended December 31, 2005 and 2004 was $454,337 and $374,362 respectively.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 5 -	DEBT AND CREDIT ARRANGEMENTS

On March 7, 2003, Perfect Line, Inc. issued Secured Bridge Notes due December 31, 2003 (the “Bridge Notes”) in the aggregate principal amount of $700,000 to one institutional investor and three related-party investors (See Note 9). Under the terms of the agreement; Ropart Asset Management Fund, LLC (“Ropart”), Tampa Bay Financial, Inc. (related-party), William R. Donaldson (related-party) and Erik R. Risman (related-party at that time), were to receive the principal sum of $500,000, $100,000, $50,000 and $50,000, respectively, on December 31, 2003. Interest was to be paid on the unpaid principal balance existing prior to maturity at an annual rate of twelve percent (12%). Interest on the unpaid principal under the Notes was due and payable in arrears on the first day of each month, commencing April 1, 2003. Additionally, interest accrued at an annual rate of twelve percent (12%), which was to be repaid in shares of common stock. All amounts due under the notes were due and payable December 31, 2003. Ropart and Donaldson have signed amendments extending the note until the end of December 2005, Tampa Bay Financial’s balance was transferred to a third party controlled by a major Company shareholder, and along with an additional Company obligation, was rolled over to the Company’s February 2 2004 Note and Option and Security offering (below) and Risman was paid in full in 2004 by the Company.

Ropart and Risman also received warrants in the amounts of 2,941,176 and 294,118, respectively, entitling them to purchase from the Company, at an exercise price of $0.17, common shares of the Company at any time before the earlier of June 30, 2004 or six months following payment of the Bridge Note in full. The warrants expired unexercised in 2004.

Pursuant to the Note and Option Purchase Agreement and Security Agreement dated February 2, 2004 (“2004 Agreement”), the Company issued notes bearing an interest rate of 9.6% payable in the total amount of $750,000. These notes were issued between February 2, 2004 and June 6, 2004. Each note came with an option to purchase common shares of the Company equal to the amount of notes purchased divided by the fair market value of the Company’s stock on the date of issuance. The notes became due on February 2, 2005, and $260,000 of the notes was paid in full at that time. A note holder of an additional $344,000 of the notes elected to receive a cash payment of $16,000 and exercise options granted with the note purchase for full payment of the note per the terms of the 2004 Agreement. The note holder of the final $146,000 in notes has been repaid $50,000, and has agreed to extend the maturity date of their note to December 31, 2005, with the expiration of the accompanying option to February 1, 2006.

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 5 -	DEBT AND CREDIT ARRANGEMENTS (Continued)

Notes Payable consisted of the following at December 31, 2005:

Note payable to investor bearing interest at 12%, due December 31, 2005. Secured by certain simulators of the Company and a personal guaranty of the President of the Company.	$600,000

Note payable to individuals, bearing interest at 12%, due October 1, 2007. Secured by certain simulators of the Company.	122,500

Note payable to a landlord bearing interest at 10.9%, due May, 2006.	95,580

Borrowing transaction with RCS bearing interest at 15%, 5 year term.	2,169,143

Less: unamortized discount	(14,357)
Total Notes Payable	2,972,866

Less: Current Portion	(1,074,696)
Total Notes Payable – Long Term Portion	$1,898,170

Future maturities of notes payable as of December 31,
2006	$1,074,696
2007	611,440
2008	550,234
2009	638,686
2010	97,810
Total Notes Payable	$2,972,866

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 6 -	LICENSING AND CONSULTING AGREEMENTS

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

At December 31, 2005, the future minimum rental payments required under all non-cancelable operating leases were as follows:

Payable In	All Rental Payments	Net of CFL Rental Payments
2006	$954,306	$623,561
2007	933,718	580,510
2008	749,866	396,658
2009	703,677	379,944
2010	379,944	379,944

Total Required Rental Payments	$3,721,571	$2,360,617

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 8 -	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. As of December 31, 2005, the Company is not aware of any material legal actions directed against the Company.

NOTE 9 -	RELATED PARTY NOTES PAYABLE

Note payable to the President of the Company, bearing interest at 12% per annum. Due December 31, 2005. Secured by certain assets of the Company.	$50,000

Note payable to an entity controlled by a major shareholder of the Company, bearing interest at 9.6% per annum, due February 2, 2005. Secured by certain simulators of the Company and personal guarantee of the President.	96,000

Total Related Parties Notes Payable	$146,000

NOTE 10 -	INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

	2005	2004

Deferred tax assets:
NOL Carryover	$5,371,782	$6,237,539
Depreciation	75,370	48,667

Deferred tax liabilities:
Valuation allowance	(5,447,152)	(6,286,206)

Net deferred tax asset	$-	$-

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 10 -	INCOME TAXES (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

Book loss	$(427,118)	$(481,852)

Loss on the Sale of Assets	(153,795)	-

Depreciation	29,394	-

Meals and Entertainment	1,823	1,621

Stock for services/options expense	-	136,810
Other	49,733	46,733
Valuation Allowance	499,963	296,688

Net Income tax provision	$-	$-

At December 31, 2005, the Company had net operating loss carryforwards of approximately $5,371,782 that may be offset against future taxable income from the year 2005 through 2024. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 12 -	ACCRUED LIABILITIES

Accrued Liabilities consisted of the following at December 31, 2005

Back rent owed to various landlords on sites now operated by Checker Flag Lightning, Inc. The Company is in various stages of negotiation to resolve this liability.	$125,834
Vacation pay accrual	60,617
Accrued warrant expenses on sold simulators	26,302
Accrued licensing fees	106,401
Accrued property taxes	22,354
Accrued miscellaneous expenses	38,312

Total Accrued Liabilities	$379,820

NOTE 13 -	DEPOSITS ON SIMULATOR SALES

Deposits on simulator sales consist of the following on December 31, 2005

Company	Number of Simulators	Amount

Roltex Group	8	$552,692
Kissimmee	6	$250,000
Tonne Management	4	$222,000
Burroughs & Chapin	4	$108,000
H & H Motorsports, Inc.	4 (1 RME)	$91,020
All Others		$33,389

Total deposits on simulator sales		$1,257,101

NOTE 14 -	RESTATEMENT

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 14 -	RESTATEMENT (Continued)

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 14 -	RESTATEMENT (Continued)

The discovery has prompted management to restate its 2004 financial statements to recognize a change in Net Income (Loss) through an adjustment to revenue from simulator sales.

	As Reported	As Adjusted	Difference	Change in EPS
For the Year ended
12/31/2004
Total Assets	$2,877,216	$2,935,658	$441,647
Total Liabilities	$4,618,647	$5,786,193	$1,167,546
Shareholder Deficit	$(1,741,431)	$(2,850,535)	$(1,109,104)
Net Income (Loss)	$8,869	$(1,235,419)	$(1,244,288)	$(0.01)

For the Year ended
12/31/2005
Total Assets	$1,978,330	$2,377,127	$398,797
Total Liabilities	$3,722,200	$5,772,628	$(2,050,428)
Shareholder Deficit	$(1,743,870)	$(3,395,501)	$(1,651,631)
Net Income (Loss)	$(560,460)	$(1,095,074)	$(534,614)	$(0.01)

NOTE 15 -	SUBSEQUENT EVENTS

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid to all persons serving as the Company’s chief executive officer and the Company’s most highly compensated executive officers other than its chief executive officer who were serving as executive officers at December 31, 2005 and whose annual compensation exceeded $100,000 during such year (collectively, the “Named Executive Officers”).

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year/ Period	Salary	Bonus	Other Annual Compensation (2)	Restricted Stock Awards	Securities Underlying Options/SARs (#)	LTIP Payouts

William R. Donaldson, Chairman and CEO	2005	$150,000	-	$7,055	-	-	-

	2004	$150,000	-	$6,659	-	-	-

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Nature of Ownership	Percent of Class

William R. Donaldson, Carmel, IN	17,736,450	Direct	18.92%
Vikki Cook, Sarasota, FL	10,833,324	Direct	11.44%
James Matheny, Cary, NC	8,691,151	Direct	9.27%
Alliance Investment Management, LTD, Nassau, Bahamas	7,287,846	Direct	7.77%
Norman Pessin, New York, NY	5,000,000	Direct	5.33%

Dolphin Direct Equity Partners, LP (a)	7,141,500	Direct	7.62%

Total	49,548,771		52.73%

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

Name, Position and Address of Beneficial Owner	Amount of Beneficial Ownership (1)	Nature of Ownership	Percent of Class

William R. Donaldson, Chairman, Chief Executive Officer, and Secretary; Carmel, Indiana	17,736,450	Direct	18.92%
Carl L. Smith, Director; Sarasota, Florida	-	n/a	-
Cary Agajanian, Director; Los Angeles, California	-	n/a	-
Total	17,736,450		18.92%

All Executive Officers & Directors as a Group (3 persons)	17,736,450		18.92%

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

3) Incorporated by reference from Form 10-QSB filed on May 17, 2004

4) Incorporated by reference from Form 8-K filed on January 6, 2005
5) Incorporated by reference from Form 8-K filed on January 6, 2006

B.	Reports on Form 8-K.

1.	Form 8-K	Filed March 14, 2005	Announcement of the financial results for the Fourth Quarter, 2004.

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

Exhibits:

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