Form 10QSB/A
period 2006-03-31
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2006-11-20
CIK 1115551

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

DOCUMENTS INCORPORATED BY REFERENCE: Exhibit Index on page 27.

INDEX TO QUARTERLY REPORT ON FORM 10-QSB

PAGE

NUMBER

SECTION

NOTE ON FORWARD-LOOKING INFORMATION	3
BASIS OF PRESENTATION	4

PART I

ITEM 1.	Unaudited Financial Statements and Notes to Financial Statements
Consolidated Balance Sheets at March 31, 2006 and December 31, 2005	5
Consolidated Statements of Operations for the Three Months Ended
March 31, 2006 and 2005	7
Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 2006 and 2005	8
Notes to Consolidated Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3.	Internal Controls and Procedures	23

PART II

ITEM 1.	Legal Proceedings	24
ITEM 2.	Changes in Securities	24
ITEM 3.	Defaults Upon Senior Securities	24
ITEM 4.	Submission of Matters to a Vote of Security Holder	24
ITEM 5.	Other Information	24
ITEM 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES	26

EXHIBITS INDEX	27

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

PART I

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ASSETS

	March 31, 2006	December 31, 2005
	(unaudited)
	(Restated)	(Restated)
Current Assets
Cash	$152,828	$353,180
Accounts Receivable	172,015	212,156
Inventory	126,069	208,453
Prepaid Expenses	80,135	73,314
Notes Receivable	3,005	21,600
Total Current Assets	534,052	868,703

Property and Equipment
Total Property and Equipment, Net	1,093,701	1,187,811

Other Assets
Deposits	28,471	28,471
Other intangible assets, net	667	1,742
Notes Receivable	308,271	290,400
Total Other Assets	337,409	320,613

Total Assets	$1,965,162	$2,377,127

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILTIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	March 31, 2006	December 31, 2005
	(unaudited)
	(Restated)	(Restated)
Current Liabilities
Accounts Payable	$695,870	$925,761
Accrued Payroll Expense	22,891	56,438
Accrued Sales Tax Payable	11,205	12,018
Gift Cert. & Customer Deposits	19,055	22,624
Deposits on Simulator Sales	905,061	1,257,101
Accrued Liabilities	429,206	379,820
Notes Payable - Related parties	146,000	146,000
Notes payable	1,323,251	1,074,696
Total Current Liabilities	3,552,539	3,874,458

Long-term Liabilities
Notes payable	1,771,293	1,898,170

Total Liabilities	5,323,832	5,772,628

Shareholders Equity
Common Stock	9,377	9,377
Additional Paid in Capital	5,360,270	5,360,270
Retained Deficit	(8,728,317)	(8,765,148)
Total Shareholders Deficit	(3,358,670)	(3,395,501)

Total Liabilities & Equity	$1,965,162	$2,377,127

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ending March 31, 2006	For the Three Month Ending March 31, 2005
	(Restated)	(Restated)

Revenues
Company Store Sales	$501,515	$644,046
Revenue Share Sales	94,931	266,194
Simulator Leases	19,000	-
Sales of Simulator Systems	1,150,060	17,885
Total Revenues	1,765,506	928,125

Cost of Sales
COGS - Merchandise	4,057	57,623
Group Sales Expenses	11,459	3,661
COGS - Sale of Simulators	337,738	201,214
Total Cost of Sales	353,254	262,498

Gross Profit	1,412,252	665,627

General & Admin Expenses
Payroll Related Expenses	481,913	521,671
Occupancy Expenses	273,128	301,959
Other Operating Expenses	493,296	406,688
Total Operating Expenses	1,248,337	1,230,318

Operating Profit (Loss)	163,915	(564,691)

Interest Expense	(127,084)	(132,641)

Net Income (Loss) before Income Tax Expense	36,831	(697,332)

Income Tax Expense	-	-

Net Income (Loss)	$36,831	$(697,332)

Net Loss per share	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	93,769,177	87,715,910

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31

	2006 (Restated)	2005 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$36,831	$(697,332)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	114,813	91,606
Warrants issued related to sales agreements	-	55,233
Amortization of notes payable discount	1,958	56,769
Net changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivable	40,865	(165,604)
(Increase) decrease in inventory	82,384	(210,759)
(Increase) decrease in prepaid expenses and other assets	(6,821)	1,979
Decrease in intangibles		(46,482)
Decrease in deposits	-	(1,400)
Increase (decrease) in accounts payable	(229,891)	200,806
Decrease in accrued payroll and payroll taxes	(33,547)	(41,366)
Decrease in sales tax payable	(812)	(10,723)
Decrease in gift certificates and customer deposits	(3,568)	(2,331)
Increase (decrease) in accrued expenses	49,383	(48,454)
Increase (decrease) in deposits on simulator sales	(352,040)	586,873

Net Cash Used by Operations	(300,445)	(231,185)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(161,640)	(208,951)
Sale of property and equipment	142,013	63,445

Net Cash Used by Investing Activities	(19,627)	(145,506)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance (payment) of notes payable	119,720	(502,844)

Net Cash Provided (Used) by Financing Activities	119,720	(502,844)

DECREASE IN CASH	(200,352)	(879,535)

CASH, BEGINNING OF PERIOD	353,180	1,334,673

CASH, END OF PERIOD	$152,828	$455,138

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Three Months Ended March 31

	2006 (Restated)	2005 (Restated)

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest	$25,479	$23,882

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

Discount on convertible notes	$-	$51,812
Warrants issued related to sales agreements	$-	$55,233

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2006 and December 31, 2005

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheets of Interactive Motorsports and Entertainment Corp. (the “Company”) at March 31, 2006 and December 31, 2005 and the unaudited consolidated statements of operations and statements of cash flows for the three months ended March 31, 2006 and March 31, 2005 have been prepared by the Company’s management and do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Although management believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s latest annual financial statements included in the Company’s annual report on Form 10-KSB. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006 or any future period.

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

NOTE 3 -	SIMULATOR AGREEMENTS

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

September 30, 2005 and December 31, 2004

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

	As Reported	As Adjusted	Difference	Change in EPS
For the Period ended
3/31/2005
Net (Loss)	$(38,726)	$(697,331)	$(658,605)	$(0.01)

For the Period ended
12/31/2005
Total Assets	$1,978,330	$2,377,127	$398,797
Total Liabilities	$3,722,200	$5,772,628	$(2,050,428)
Shareholder Deficit	$(1,743,870)	$(3,395,501)	$(1,651,631)
Net (Loss)	$(560,460)	$(1,095,074)	$(534,614)	$(0.01)

For the Period ended
3/31/2006
Total Assets	$1,598,308	$1,965,162	$(366,854)
Total Liabilities	$3,362,881	$5,323,832	$(1,960,951)
Shareholder Deficit	$(1,764,573)	$(3,358,670)	$(1,594,097)
Net Income (Loss)	$(20,703)	$36,831	$57,534	$(0.00)

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and December 31, 2004

NOTE 5 -	SUBSEQUENT EVENTS

Management is currently negotiating with NASCAR to reduce the scope of the license agreement for the name “NASCAR Silicon Motor Speedway” and the trademarked logo, or possibly to terminate the license which currently has a term until 2009. The Company uses the NASCAR Silicon Motor Speedway on its two owned and operated racing centers in Mall of America and Universal CityWalk, but has limited additional sites where the brand is used. Without sites generating royalties to NASCAR, the Company has fallen behind in royalty payments and minimum guarantees, and therefore is in discussions with NASCAR to either maintain the license at limited locations, or terminate the license.

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

ITEM 2. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three months ending March 31, 2006, the Company’s racing centers, leased and revenue share simulators and sold simulators generated revenue of approximately $1.6 million. Management has transitioned the Company’s business model from an owned and operated, mall-based racing center concept to a simulator purchase, revenue share or leasing business, with the owner of the purchased simulators required to enter into an ongoing license and maintenance agreement. The Company now offers two simulator products, both using the proprietary software and motion platform, but each offering different features and different price points. The Company plans to offer License, Operation and Maintenance agreements to potential operators of its new Reactor Mobile Experience (48 foot trailer with 4 Reactors installed).

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

Perfect Line’s race simulators, including those owned by Race Car Simulation Corp., are currently featured in the following locations.

Locations

Company Owned (24 Simulators):

Location	Market	Sq. Ft.	Simulators
1) Mall of America	Minneapolis, MN	5,899	12 SMS
2) Universal CityWalk	Los Angeles, CA	5,000	12 SMS

Revenue Share (72 Simulators):

Location	Market	Sq. Ft.	Simulators
1) Mall of Georgia	Atlanta, GA	5,895	8 SMS
2) Riverchase Galleria	Birmingham, AL	6,188	8 SMS
3) Jordan Creek Town Ctr	Des Moines, IA	4,000	8 SMS
4) NASCAR SpeedPark	Sevierville, TN	1,584	6 SMS#
5) NASCAR SpeedPark	St. Louis, MO	1,496	6 SMS#
6) NASCAR SpeedPark	Toronto, Canada	1,500	6 SMS#
7) NASCAR SpeedPark	Myrtle Beach, SC	1,600	6 SMS#
8) Playcenter (b)	Sao Paulo, Brazil	1,000	4 SMS*
9) Burdick Driver’s Village	Syracuse, NY	3,472	8 SMS#
10) Bass Pro Outdoor	Harrisburg, PA	500	2 SMS
11) Bass Pro Outdoor	Clarksville, IN	750	3 SMS
12) University Mall	Burlington, VT	3,700	5 SMS
13) Bass Pro Outdoor (a)	Sheffield, OH	500	2 SMS

a.	Scheduled to open Q2
b.	Scheduled to open TBD

Mobile Units (16 Simulators):

1) Nextel Mobile Experience	2004-06 NASCAR Nextel Cup series events	6 SMS#
2) Perfect Line/NTI Experience	Mobile Experience	2 SMS
3) Nextel Mini Experiences	Nextel regional marketing	6 SMS#
4) DaimlerChrysler	European Auto Shows	2 SMS

Sales of Simulators (74 Simulators):

Buyer	Market	Simulators
1) Roltex	Moscow, Russian Federation	8 SMS*
2) Tonne Mgmt.	Wisconsin Dells, WI	4 SMS*
3) Ft. Gordon	Ft. Gordon, GA	2 SMS
4) I-Vision Tech.	Abu Dhabi, UAE	4 SMS
5) I-Vision Tech.	Abu Dhabi, UAE	2 SMS
6) Fun City	Burlington, IA	1 SMS
7) DaimlerChrysler	US Auto Shows in 2006	2 SMS
8) NASCAR SpeedPark	Concord, NC	4 Reactors
9) Opry Mills	Nashville, TN	10 SMS
10) Gurnee Mills	Chicago, IL	6 SMS
11) Concord Mills	Charlotte, NC	12 SMS
12) H&H Motorsports	Boone, NC	4 Reactors
13) Gate A Sports	Cleveland, OH	5 SMS
14) Skycoaster of Florida	Kissimmee, FL	6 SMS
15) Vacationland F.E.	Brainerd, MN	4 SMS

# Denotes asset sold to Race Car Simulation Corporation with no current revenue stream to Company

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

Overview of Financial Position and Results of Operations

During the three months ended March 31, 2006, the Company had total revenues of $1,765,506 compared to $928,125 for the three months ended March 31, 2005, a 90% increase. Revenue from company store sales decreased by 22% as the company executed its revised business plan focusing on simulator sales and revenue share/lease locations versus company owned locations. On a per store basis, the Company generated an average of $214,682 per store on the three company store locations in the first three months of 2005, compared with $220,258 per store on the two store locations operating in the comparable period in 2006. Offsetting the decline in total company store sales in the first three months ending March 31, 2006 and a 64% decrease in revenue share sales was a 6,330% increase sales of simulators as compared to the first three months ending March 31, 2005. The Company recorded all or a portion of 6 sales transactions for 23 SMS simulators and 4 Reactor simulators.

The Company recorded its second quarterly operating profit during the three months ending March 31, 2006. Revenues increased by $837,381 for the three months ending March 31, 2006 as compared to the three months ending March 31, 2005, cost of good sold for the comparable periods increased by $90,756. This was the result of the change in the mix of the Company’s revenue sources, with the Company focusing on simulator sales and revenue share/lease locations versus company owned locations. Consequently, gross profit for the three months ending March 31, 2006 increased by 112% as compared to the same period in 2005.

Offsetting the increase in gross profit was the increase in operating expenses of 1%, resulting in a $163,915 operating profit for the quarter ending March 31, 2006. This operating profit represents an increase of $728,606 from the $564,691 operating loss for the quarter ending March 31, 2005. Payroll expenses declined 7.8% and occupancy expenses declined 9% when comparing the first quarter 2006 to the first quarter 2005. Interest expense for the three months ending March 31, 2006 was $127,084 as compared to $132,641 for the comparable quarter in 2005. The net income for the quarter ending March 31, 2006 of $36,831 was $734,163 greater than the $697,332 loss for the same quarter one year ago. The three month period ending March 31, 2006 marked the second consecutive quarter that the company was able to generate a positive operating profit and positive EBITDA. EBITDA for the three months ending March 31, 2006 was $278,728 as compared to $(468,128) for the same period ending March 31, 2005. Since inception on May 31, 2001 and through March 31, 2006, the Company has accumulated aggregate losses totaling $8,765,148.

The Company’s cash flow from operations decreased during the quarter ending March 31, 2006 as compared to the comparable period in 2005. Cash used from operations for the three months ending March 31, 2006 decreased by $69,260 to $300,445 as compared to the same three month period in 2005. The cash requirements from the increases in accounts receivable and inventory were partially offset by the increase in accounts payable. Additionally, deposits on simulator sales decreased due to the recording of six SMS and Reactor simulator sales transactions in the quarter. Cash flow from all sources (operations, investing activities and financing activities) was insufficient to fund the company during the three months ending March 31, 2006, and resulted in a $200,352 reduction in the Company’s cash position. This compares with $879,535 in cash reduction for all sources for the period ending March 31, 2005.

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

Review of Consolidated Financial Position

Cash and Cash Equivalents: The Company had $152,828 in cash as of March 31, 2006 compared with $353,180 at December 31, 2005, a decrease of $200,352. This decrease in the company’s position of cash during the first three months of 2006 was due principally to payments to vendors and general operating expenses. See further discussion under the “Liquidity and Capital Resources” section below.

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

Review of Consolidated Results of Operations

During the three months ended March 31, 2006, the Company had total revenues of $1,765,506 compared to $928,125 for the three months ended March 31, 2005, a 90% increase. Revenue from company store sales decreased by 22% as the company executed its revised business plan focusing on simulator sales and revenue share/lease locations versus company owned locations. On a per store basis, the Company generated an average of $214,682 per store on the three company store locations in the first three months of 2005, compared with $220,258 per store on the two store locations operating in the comparable period in 2006. Offsetting the decline in total company store sales in the first three months ending March 31, 2006 and a 64% decrease in revenue share sales was a 6,330% increase sales of simulators as compared to the first three months ending March 31, 2005. The Company recorded all or a portion of 6 sales transactions for 23 SMS simulators and 4 Reactor simulators.

The Company recorded its second quarterly operating profit during the three months ending March 31, 2006. Revenues increased by $837,381 for the three months ending March 31, 2006 as compared to the three months ending March 31, 2005, cost of good sold for the comparable periods increased by $90,756. This was the result of the change in the mix of the Company’s revenue sources, with the Company focusing on simulator sales and revenue share/lease locations versus company owned locations. Consequently, gross profit for the three months ending March 31, 2006 increased by 112% as compared to the same period in 2005.

Offsetting the increase in gross profit was the increase in operating expenses of 1%, resulting in a $163,915 operating profit for the quarter ending March 31, 2006. This operating profit represents an increase of $728,606 from the $564,691 operating loss for the quarter ending March 31, 2005. Payroll expenses declined 7.8% and occupancy expenses declined 9% when comparing the first quarter 2006 to the first quarter 2005. Interest expense for the three months ending March 31, 2006 was $127,084 as compared to $132,641 for the comparable quarter in 2005. The net income for the quarter ending March 31, 2006 of $36,831 was $734,163 greater than the $697,332 loss for the same quarter one year ago. The three month period ending March 31, 2006 marked the second consecutive quarter that the company was able to generate a positive operating profit and positive EBITDA. EBITDA for the three months ending March 31, 2006 was $278,728 as compared to $(468,128) for the same period ending March 31, 2005. Since inception on May 31, 2001 and through March 31, 2006, the Company has accumulated aggregate losses totaling $8,765,148

Liquidity and Capital Resources

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

During the three months ending March 31, 2006, the operating activities of the Company used net cash of $300,445 compared to net cash used of $231,185 for the comparable period in 2005. The drivers for the $69,260 increase in cash used from operations can be attributed to the decrease in accounts payable and deposits on simulator sales.

During the three months ending March 31, 2006, the Company used $19,927 of net cash in investing activities compared with $145,506 of net cash used in investing activities during the comparable period in 2005. The increase in cash from investing activities is primarily related to the sale of simulators.

During the three months ending March 31, 2006, the Company generated $119,720 of cash from financing activities compared with $502,844 of cash used during the comparable period in 2005. The proceeds from financing activities is primarily related to the promissory note with MOAC.

As of March 31, 2006, the Company had cash totaling $152,828 compared to $353,180 at December 31, 2005. Current assets totaled $534,052 at March 31, 2006 compared to $868,703 on December 31, 2005. Current liabilities totaled $3,552,539 on March 31, 2006 compared with $3,874,458 on December 31, 2005. As such, these amounts represent an overall decrease in working capital of $12,732 for the three months ending March 31, 2006.

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