Form 10QSB/A
period 2006-09-30
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2006-11-20
CIK 1115551

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

DOCUMENTS INCORPORATED BY REFERENCE: Exhibit Index on page 34.

INDEX TO QUARTERLY REPORT ON FORM 10-QSB

PAGE

NUMBER

SECTION

NOTE ON FORWARD-LOOKING INFORMATION	3
BASIS OF PRESENTATION	4

PART I

ITEM 1.	Unaudited Financial Statements and Notes to Financial Statements
Consolidated Balance Sheets at September 30, 2005 and December 31, 2004	5
Consolidated Statements of Operations for the Three Months Ended
September 30, 2005 and 2004	7
Consolidated Statements of Operations for the Nine Months Ended
September 30, 2005 and 2004	8
Consolidated Statement of Shareholders’ Equity
for the Nine Months Ended September 30, 2005	9
Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 2005 and 2004	10
Notes to Consolidated Financial Statements	12
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Internal Controls and Procedures	30

PART II

ITEM 1.	Legal Proceedings	31
ITEM 2.	Changes in Securities	31
ITEM 3.	Defaults Upon Senior Securities	31
ITEM 4.	Submission of Matters to a Vote of Security Holders	31
ITEM 5.	Other Information	31
ITEM 6.	Exhibits and Reports on Form 8-K	32

SIGNATURES	33

EXHIBITS INDEX	34

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

PART I

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ASSETS

	September 30, 2005	December 31, 2004
	(unaudited)
	(Restated)	(Restated)
Current Assets
Cash	$87,408	$1,334,673
Accounts Receivable	616,740	428,726
Inventory	322,992	259,931
Prepaid Expenses	44,541	35,490
Total Current Assets	1,071,681	2,058,820

Property and Equipment
Total Property and Equipment, Net	1,189,583	823,238

Other Assets
Deposits	33,471	42,001
Other Intangible Assets, Net	2,966	11,599
Total Other Assets	36,437	53,600

Total Assets	$2,297,701	$2,935,658

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILTIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	September 30, 2005	December 31, 2004
	(Unaudited)
	(Restated)	(Restated)
Current Liabilities
Accounts Payable	$728,814	$418,815
Accrued Payroll Expense	23,556	67,385
Accrued Sales Tax Payable	9,972	26,722
Gift Cert. & Customer Deposits	40,676	42,888
Deposits on Simulator Sales	1,116,191	1,573,978
Accrued Liabilities	985,204	1,158,929
Notes Payable - Related Parties	196,000	186,537
Notes Payable	1,078,813	1,243,034
Total Current Liabilities	4,179,226	4,718,288

Long-Term Liabilities
Notes Payable	2,079,140	1,067,905

Total Liabilities	6,258,366	5,786,193

Shareholders’ Equity (Deficit)
Common Stock	9,282	8,772
Additional Paid in Capital	5,302,759	4,810,767
Retained Earnings	(9,272,706)	(7,670,074)
Total Shareholders’ Equity (Deficit)	(3,960,665)	(2,850,535)

Total Liabilities & Equity (Deficit)	$2,297,701	$2,965,658

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ending September 30, 2005	For the Three Months Ending September 30, 2004
	(Restated)

Revenues
Company Store Sales	$644,544	$885,213
Revenue Share Sales	79,957	333,617
Simulator Leases	19,000	95,625
Sales of Simulator Systems	176,608	294,957
Total Revenues	920,109	1,609,412

Cost of Sales
COGS - Merchandise	14,165	54,427
Group Sales Expenses	1,208	2,658
COGS - Sale of Simulators	-	122,230
Total Cost of Sales	15,373	179,315

Gross Profit	904,736	1,430,097

General & Admin Expenses
Payroll Related Expenses	501,447	609,868
Occupancy Expenses	282,939	336,284
Other Operating Expenses	338,490	346,774
Total Operating Expenses	1,122,876	1,292,926

Operating Profit (Loss)	(218,140)	137,171

Interest Expense	(134,858)	(129,316)

Net Income (Loss) before Income Tax Expense	(352,998)	7,855

Income Tax Expense	-	-

Net Income (Loss)	$(352,998)	$7,855

Net Income (Loss) per share	$(0.00)	$0.00

Weighted Average Shares Outstanding	91,707,780	87,003,140

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ending September 30, 2005	For the Nine Months Ending September 30, 2004
	(Restated)

Revenues
Company Store Sales	$1,857,085	$3,603,975
Revenue Share Sales	423,660	606,777
Simulator Leases	38,000	196,875
Sales of Simulator Systems	475,677	294,958
Total Revenues	2,794,422	4,702,585

Cost of Sales
COGS - Merchandise	123,098	215,506
Group Sales Expenses	6,671	11,733
COGS - Sale of Simulators	275,615	122,230
Inventory Adjustments	(10,257)	-
Total Cost of Sales	395,127	349,469

Gross Profit	2,399,295	4,353,116

General & Admin Expenses
Payroll Related Expenses	1,534,437	2,351,603
Occupancy Expenses	897,037	1,508,882
Other Operating Expenses	1,193,939	1,288,027
Total Operating Expenses	3,625,413	5,148,512

Operating Profit (Loss)	(1,226,118)	(795,396)

Interest Expense	(376,514)	(284,636)

Net Income (Loss) before Income Tax Expense	(1,602,632)	(1,080,032)

Income Tax Expense	-	-

Net Income (Loss)	$(1,602,632)	$(1,080,032)

Net Income (Loss) per share	$(.02)	$(.01)

Weighted Average Shares Outstanding	89,242,284	86,591,289

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity (Deficit)

					Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	2,272,728	$227	74,314,183	$7,431	$4,029,002	$(6,434,655)	$(2,397,995)

Common stock issued for 2003 Bridge Loan Interest	-	-	935,726	94	78,112	-	78,206

Common stock issued for services	-	-	260,000	26	17,248	-	17,274

Conversion of preferred stock to common stock	(2,272,728)	(227)	11,363,640	1,136	(909)	-	-

Fair value of options and warrants granted	-	-	-	-	571,779	-	571,779

Common stock issued for payment of prior year year accruals	-	-	842,361	85	115.535	-	115,619

Net income for the year Ended December 31, 2004 (restated)	-	-	-	-	-	(1,235,419)	(1,235,419)

Balance at December 31, 2004 (restated)	-	-	87,715,910	8,772	4,810,767	(7,670,074)	(2,850,535)

Fair value of warrants granted (unaudited)	-	-	-	-	94,502	-	94,502

Common stock issued for services (unaudited)	-	-	1,000,000	100	69,900	-	70,000

Common stock issued - options exercised for debt payment (unaudited)	-	-	4,100,000	410	327,590	-	328,000

Net income (loss) for the period ended September 30, 2005 (unaudited) (restated)	-	-	-	-	-	(1,602,632)	(1,602,632)

Balance at September 30, 2005 (restated)	-	$-	92,815,910	$9,282	$5,302,759	$(9,272,706)	$(3,960,665)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30

	2005 (Restated)	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,602,632)	$(1,080,032)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	320,563	304,195
Common stock issued for services	70,000	3,462
Common stock issued for interest	-	25,000
Warrants issued related to sales agreements	94,502	-
Amortization of notes payable discount	56,769	146,109
Net changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivable	(188,014)	(93,562)
(Increase) decrease in inventory	(63,061)	7,857
(Increase) decrease in prepaid expenses and other assets	(9,051)	(50,740)
(Increase) decrease in intangibles	-	(19,700)
(Increase) decrease in deposits	8,530	(2,036)
Increase (decrease) in accounts payable	309,999	(38,917)
Increase (decrease) in accrued payroll and payroll taxes	(43,829)	(18,242)
Increase (decrease) in sales tax payable	(16,750)	(21,930)
Increase (decrease) in gift certificates and customer deposits	(2,212)	(80,674)
Increase (decrease) in accrued expenses	(88,380)	14,509
Increase (decrease) in deposits on simulator sales	(457,787)	376,031

Net Cash Used by Operations	(1,611,353)	(528,670)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(873,455)	(312,055)
Sale of property and equipment	190,222	153,456

Net Cash Used by Investing Activities	(683,233)	(158,599)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from and (repayments to) related parties	-	(50,000)
Proceeds from issuance (payment) of notes payable	1,047,321	604,000

Net Cash Provided (Used) by Financing Activities	1,047,321	554,000

DECREASE IN CASH	(1,247,265)	(133,269)

CASH, BEGINNING OF PERIOD	1,334,673	249,005

CASH, END OF PERIOD	$87,408	$115,736

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Nine Months Ended September 30

	2005 (Restated)	2004

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest	$63,744	$87,332
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

Common stock issued for services	$70,000	$-
Common stock issued for accrued liabilities	$-	$115,620
Common stock issued for exercise of options for payment of note	$328,000	$-
Accrued interest converted to notes payable	$-	$250
Discount on convertible notes	$51,812	$276,122
Common stock issued for capitalized loan fees	$-	$15,000
Warrants issued related to sales agreements	$94,502	$-

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and December 31, 2004

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheets of Interactive Motorsports and Entertainment Corp. (the “Company”) at September 30, 2005 and December 31, 2004, the unaudited consolidated statements of operations for the three months ended September 30, 2005 and 2004, and the unaudited consolidated statements of operations and statements of cash flows for the nine months ended September 30, 2005 and 2004 have been prepared by the Company’s management and do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Although management believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s latest annual financial statements included in the Company’s annual report on Form 10-KSB. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005 or any future period.

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

Pursuant to a note and option purchase agreement and security agreement dated October 1, 2005, the Company has issued notes payable in the amount of $122,500. The notes bear an annual interest rate of 12%, and are due October 1, 2007. Each note comes with an option to purchase common shares of the Company in the amount of the note purchased at an exercise price of $.10 per share. The notes are secured by certain of the Company’s simulators and a worldwide royalty free, non-exclusive license to use the Company’s propriety software that is loaded into the simulators which secure the notes.

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

The losses reported in the quarters ending June 30, 2005 and September 30, 2005 are due in part to several installations that did not progress as quickly as expected, or delays and failures to acquire the necessary financing for such installations and therefore are not reflected in the financial performance for the periods. With $1,116,191 in Deposits on Simulator Sales, along with expected new deposits for the Company’s new SMS Reactor simulator, management feels confident that the Company’s financial performance will get back on track during the final quarter of 2005 and into the first quarter of 2006, although there can be no assurance.

Since inception on May 31, 2001 and through September 30, 2005, the Company has accumulated aggregate losses totaling $9,272,706, which includes the net loss of $1,602,632 for the nine months ending September 30, 2005, the net loss of $1,235,418 for the twelve months ended December 31, 2004, the net loss of $3,525,581 for the twelve months ended December 31, 2003, the net loss of $2,189,220 for the twelve months ended December 31, 2002 and the net loss of $719,854 for the period from inception to December 31, 2001.

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

During the nine months ended September 30, 2005, the Company had total revenues of $2,794,422 compared to $4,702,585 for the nine months ended September 30, 2004. Sales performance resulted in a net loss of approximately $1,603,000 for the 9 month period, a decrease of almost $523,000 over the loss incurred during the same period in 2004. Performance for the three months ending September 30, 2005 resulted in a loss of $352,998 on revenue of approximately $920,000 as compared to the profit of $7,855 on sales of approximately $1,609,000 for the three month period ending September 30, 2004 A decrease in revenue, for both the quarter and the nine month period ending September 30, 2005 was expected, and is due primarily to the Company’s migration from a business model focusing on Company owned stores, to one that focuses on revenue sharing Company owned simulators with store operators, and selling Company owned simulators to investors or to store operators. As of September 30, 2004, six of the stores the Company used to own and operate had been converted to Checker Flag Lightning, Inc. revenue share locations, whereas by September 30, 2005, all the stores slated for conversion have either been converted to Checker Flag Lightning, Inc. revenue share locations or have been relocated or closed under arrangements with the respective landlords that management believes are favorable to the Company. This has resulted in the Company recognizing just a portion of the revenue generated by the location as revenue share income, with little related expense, rather than recognizing all the revenue generated at a location, but also recognizing the payroll, rent and operating expenses associated with the location. The resultant reduction in revenue from store sites for the nine month period ending September 30, 2005 was partially offset by the $40,101 decrease in sales of simulator systems to Race Car Simulation Corp., I-Vision Technology, and to Ft. Gordon, GA.

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

Locations

Company Owned (24 Simulators):

Location	Market	Sq. Ft.	Simulators
1) Mall of America	Minneapolis, MN	5,899	12 race cars
2) Universal CityWalk	Los Angeles, CA	5,000	12 race cars

Revenue Share (120 Simulators):

Location	Market	Sq. Ft.	Simulators
1) Opry Mills	Nashville, TN	6,007	10 race cars
2) Gurnee Mills	Chicago, IL	6,111	6 race cars
3) Concord Mills	Charlotte, NC	7,865	12 race cars
4) Mall of Georgia	Atlanta, GA	5,895	8 race cars
5) Riverchase Galleria	Birmingham, AL	6,188	8 race cars
6) RiverTown Crossing	Grand Rapids, MI	6,100	8 race cars
7) Jordan Creek Town Ctr	Des Moines, IA	4,000	8 race cars
8) NASCAR SpeedPark	Sevierville, TN	1,584	6 race cars#
9) NASCAR SpeedPark	St. Louis, MO	1,496	6 race cars#
10) NASCAR SpeedPark	Toronto, Canada	1,500	6 race cars#
11) NASCAR SpeedPark (a)	Myrtle Beach, SC	1,600	6 race cars#*
12) Gate A Sports	Cleveland, OH	2,470	5 race cars
13) Playcenter (b)	Sao Paulo, Brazil	1,000	4 race cars*
14) Burdick Driver’s Village	Syracuse, NY	3,472	8 race cars#
15) Big River Entertainment (b)	Memphis, TN	5,000	12 race cars*
16) Bass Pro Shop	Harrisburg, PA	500	2 race cars
17) Bass Pro Shop (a)	Clarksville, IN	750	3 race cars
18) University Mall	Burlington, VT	3,700	5 race cars
19) Quaker State & Lube	Sheffield, OH	500	2 race cars*
20) Quaker State & Lube (b)	Erie, PA	500	2 race cars*

a.	Scheduled to open Q4
b.	Scheduled to open TBD

Mobile Units (16 Simulators):

1) Nextel Mobile Experience	2004-06 NASCAR Nextel Cup series events	6 race cars#
2) Perfect Line/NTI Experience	Joint Venture Mobile Experience	2 race cars
3) Nextel Mini Experiences	Nextel regional marketing	6 race cars#
4) DaimlerChrysler	Frankfurt Motor Show	2 race cars*

Sales of Simulators (27 Simulators):

Buyer	Market	Simulators
1) Roltex	Moscow, Russian Federation	8 race cars*
2) Tonne Mgmt.	Wisconsin Dells, WI	4 race cars*
3) Ft. Gordon	Ft. Gordon, GA	2 race cars
4) I-Vision Tech.	Abu Dhabi, UAE	4 race cars
5) I-Vision Tech.	Abu Dhabi, UAE	2 race cars
6) Fun City	Burlington, IA	1 race car*
7) DaimlerChrysler	US Auto Shows in 2006	2 race cars*
8) Burroughs & Chapin	TBD	4 reactors*

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

In July of 2003, management revised the Company’s business model, changing the focus from Company owned and operated mall-based racing centers to revenue share racing centers (mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc.) and mobile lease programs such as the Nextel Experience and simulator sales. On December 31, 2004, the Company entered into an Asset Purchase Agreement pursuant to which it sold thirty-four (34) of its existing race car simulators to Race Car Simulation Corporation (“RCS”), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”) for an aggregate purchase price of $1,536,600. The sale is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13. The Agreement also granted RCS an option to purchase an additional ten (10) new race car simulators for an aggregate purchase price of $1,320,000. On March 31, 2005, the Company and RCSC entered into a Second Asset Purchase Agreement whereby the Company received the proceeds from the sale of four of the ten additional race car simulators for an aggregate purchase price of $720,000. On April 15, 2005, the Company and RCSC entered into a Third Asset Purchase Agreement whereby the Company received the proceeds from the sale of the remaining six of the ten additional race car simulators referenced above for an aggregate purchase price of $600,000. The March 31, 2005 and April 15, 2005 simulator sales transactions completed the exercise of RCS’s option stemming from the December 31, 2004 simulator sale. The losses reported in the quarters ending June 30, 2005 and September 30, 2005 are due in part to several installations that did not progress as quickly as expected, or delays and failures to acquire the necessary financing for such installations and therefore are not reflected in the financial performance for the periods. With $1,116,191 in Deposits on Simulator Sales, along with expected new deposits for the Company’s new SMS Reactor simulator, management feels confident that the Company’s financial performance will get back on track during the final quarter of 2005 and into the first quarter of 2006, although there can be no assurance

The Company’s Current Operations, Recent Developments and Plan for the Future

The Company’s primary focus is to leverage the Company’s ownership of its internationally unique, proprietary race car simulation technology and be a world leader in race car simulation. The Company believes that this can be done profitably through a combination of owned and operated racing centers, third party revenue share locations (family entertainment centers, amusement parks, casinos, auto malls, etc.), mobile unit leases and the domestic and international sales of the race simulator product, including now its new SMS Reactor product that is expected to be popular in both fixed locations and in a mobile environment, although there can be no assurances.

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

Overview of Financial Position and Results of Operations

During the nine months ended September 30, 2005, the Company had total revenues of $2,794,422 compared to $4,702,585 for the nine months ended September 30, 2004, a 40.6% decrease. Revenue from company store sales decreased by 48.5% as the company executed its revised business plan focusing on revenue share locations versus company owned locations. Offsetting the decline in total company store sales in the first nine months ending September 30, 2005 was a $180,719 positive swing in sales of simulators as compared to the first nine months ending September 30, 2004. During the nine months ended September 30, 2005, the Company recorded all or a portion of four sales transactions for fourteen simulators, and added a five simulator revenue share location in Mentor, OH, a five simulator revenue share location in Burlington, VT, and a two simulator revenue share location in Sheffield, OH. During the period, the Company also leased a two simulators housed in a trailer, and leased two additional simulators that appeared as part of Daimler Chrysler’s Dodge exhibit at the Frankfort Auto Show.

For the nine months ending September 30, 2005, sales declined 40.6% as compared to the nine months ending September 30, 2004. Operating expenses declined at a slower rate, resulting in a 54.2%, or $430,722 increase in the operating loss for the nine months ending September 30, 2005 as compared to the same period in 2004. Payroll expenses declined 34.8% or $817,166, and occupancy expense declined 40.5%, or $611,845, when comparing the first nine months of 2005 to the first nine months of 2004. As a result of the note payoffs the Company made early in the first quarter, 2005, interest expense increased from $284,636 for the nine months ending September 30, 2004 to $376,514 for the same period in 2005. The net loss for the first three quarters of 2005 of $1,602,632 was 48.4% greater than the $1,080,032 loss for the same nine month period one year ago.

The Company’s year over year financial results declined during the three months ending September 30, 2005. Although revenues decreased by $689,303 for the three months ending September 30, 2005 as compared to the three months ending September 30, 2004, cost of goods sold for the comparable periods decreased $163,942, and operating expenses decreased by only $170,050 during the three month period. The decline in revenue for the quarter was the result of several factors. First, company store sales declined by 27% because the Company started the quarter ending September 30, 2004 operating six stores, and converted three stores to Checker Flag Lightning revenue share sites by the end of the quarter. This compares to operating only two stores in the quarter ending September 30, 2005. Secondly, revenue share sales declined by 76% due to the non-payment of revenue share payments by Checker Flag Lightning (“CFL”). The Company has been trying for over a year to work toward a long term agreement with the landlord of three of the (“CFL”) revenue share sites, and CFL itself. CFL is the revenue share partner who took over a number of the Company owned stores in 2004. CFL has been reluctant to pay its revenue share payment to the Company until such a long term agreement is in place with this particular mall owner. As such, the Company has taken the conservative position that until an agreement is reached, it will record revenue share income from CFL at the time a payment is received by the Company. The Company last received a payment from CFL in August, 2005 for July’s revenue share payment. Thirdly, the company sold most of the simulators it had under lease at September 30, 2004 to Race Car Simulation Corp. at the end of 2004. As such, revenue from leases declined by 80.1% from year-ago levels. Finally, the company’s sales of simulators declined by 40.1% as last year saw the sale of the four simulators in Abu-Dhabi, while this year we recorded the partial sale of 6 simulators being installed in Myrtle Beach, South Carolina (see Note 3 of the Notes to the Consolidated Financial Statements).

Partially offsetting the decrease in gross profit of $525,361 was the decline in year over year operating expenses by 13.2% or $170,050, resulting in a $355,311 operating profit reduction for the quarter ending September 30, 2005 over the quarter ending September 30, 2004. The decline in operating expenses is a direct result of the implementation of the company’s revised business model, and is largely due to the closure, relocation, or conversion to a revenue share site of seven former company store locations. Payroll expenses declined 17.8% and occupancy expenses declined 15.9% when comparing the third quarter 2005 to the third quarter 2004. Interest expense for the three months ending September 30, 2005 was $134,858 as compared to $129,316 for the comparable quarter in 2004. The net loss for the quarter ending September 30, 2005 of $352,998 was $360,853 less than the $7,855 profit for the same quarter one year ago.

Since inception on May 31, 2001 and through September 30, 2005, the Company has accumulated aggregate losses totaling $9,272,706.

The Company’s cash flow from operations deteriorated during the nine month period ending September 30, 2005 as compared to the comparable period in 2004. Cash used from operations for the nine months ending September 30, 2005 increased by $1,082,683 to $1,611,353 as compared to the $528,670 used during the same nine month period in 2004. During the first nine months of 2005, the cash requirements from the increases in accounts receivable ($188,014) and inventory ($63,061) and the decrease in accrued expenses ($88,380) were partially offset by the increase in accounts payable ($309,999). Additionally, deposits on simulator sales decreased by $457,787 due to the full or partial recording of four simulator sales transactions in the first nine months of the year. Cash flow from all sources (operations, investing activities and financing activities) was insufficient to fund the company during the nine months ending September 30, 2005, and resulted in a $1,247,265 reduction in the Company’s cash position. This compares with $133,269 in cash used by all sources for the period ending September 30, 2004.

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

Review of Consolidated Financial Position

Cash and Cash Equivalents: The Company had $87,408 in cash as of September 30, 2005 compared with $1,334,673 at December 31, 2004, a decrease of $1,247,265. This decrease in the company’s position of cash during the first nine months of 2005 was due to the net loss of $1,602,632 sustained to date, and the reduction of customer deposits for simulator sales as the revenue from four installations was partially or fully recognized. Also contributing to the decline in the cash position was the increase in accounts receivable as detailed below, and the increase in fixed assets and inventory. At September 30, 2005, the Company had taken delivery of 21 new simulators, and has either installed or earmarked to install 18 of these simulators, leaving 3 available for future opportunities. The Company has also taken delivery of 18 refurbished simulators from closed or downsized sites, and has either installed or allocated 6 of these units to new sites, leaving 12 simulators for future opportunities. The Company also has 13 simulators at Elan in various stages of refurbishment.

During the nine months ended September 30, 2005, the Company used $873,455 of cash to purchase property and equipment relating to the construction in progress on the nine sites where simulators were installed, the two new sites where installations will be occurring and the Myrtle Beach site. Additionally, $190,222 of assets were either sold in four separate transactions, or were transferred from work in process to fixed assets.

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

Inventory: At September 30, 2005, inventory increased by $63,061 from December 31, 2004 levels due primarily to the delivery of new and refurbished simulators from Elan Motorsports for deployment to new sites. Simulators in inventory increased by $86,142 from December 31, 2004 levels to $321,826 at September 30, 2005. The value of simulator inventory at September 30, 2005 was down $25,534 from the June 30, 2005 level, and down $103,368 from the March 31, 2005 level of $425,194. Merchandise inventory at September 30, 2005 of $11,166 also decreased as compared to the levels at prior quarter ends in 2005. The decreased levels of inventory are due primarily to the inability of the Company to restock its stores due to its cash flow performance. The company has reached an agreement with a third party to accept new merchandise inventory on consignment. The Company’s cost will be the third party’s cost, plus shipping expenses. With this arrangement, the Company expects to have its stores adequately stocked to take advantage of the Christmas buying season.

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

Review of Consolidated Results of Operations

During the nine months ended September 30, 2005, the Company had total revenues of $2,794,422 compared to $4,702,585 for the nine months ended September 30, 2004, a 40.6% decrease. Revenue from company store sales decreased by 48.6% as the company executed its revised business plan focusing on revenue share locations versus company owned locations. Offsetting the decline in total company store sales in the first nine months ending September 30, 2005 was a $180,719 positive swing in sales of simulators as compared to the first nine months ending September 30, 2004. During the nine months ended September 30, 2005, the Company recorded all or a portion of four sales transactions for fourteen simulators, and added a five simulator revenue share location in Mentor, OH, a five simulator revenue share location in Burlington, VT, and a two simulator revenue share location in Sheffield, OH. During the period, the Company also leased two simulators housed in a trailer, and leased two additional simulators that appeared as part of DaimlerChrysler’s Dodge exhibit at the Frankfort Motor Show.

For the nine months ending September 30, 2005, sales declined 40.6% as compared to the nine months ending September 30, 2004. Operating loss declined, resulting in a 54.2%, or $430,722 increase in the operating loss for the nine months ending September 30, 2005 as compared to the same period in 2004. Payroll expenses declined 34.8% or $817,166, and occupancy expense declined 40.6%, or $611,845, when comparing the first nine months of 2005 to the first nine months of 2004. As a result of the note payoffs the Company made early in the first quarter, 2005, interest expense increased from $284,636 for the nine months ending September 30, 2004 to $376,514 for the same period in 2005. The net loss for the first three quarters of 2005 of $1,602,632 was 48.4% lower than the $1,080,032 loss for the same nine month period one year ago.

The Company’s year over year financial results declined during the three months ending September 30, 2005. Although revenues decreased by $689,303 for the three months ending September 30, 2005 as compared to the three months ending September 30, 2004, cost of goods sold for the comparable periods decreased by only $163,942, and operating expenses decreased by only $170,050 during the three month period. The decline in revenue for the quarter was the result of several factors. First, company store sales declined by 27% because the Company started the quarter ending September 30, 2004 operating six stores, and converted three stores to Checker Flag Lightning revenue share sites by the end of the quarter. This compares to operating only two stores in the quarter ending September 30, 2005. Secondly, revenue share sales declined by 76% due to the sale of revenue share simulators that produced revenue for the Company in the third quarter of 2004, but were sold to Race Car Simulation Corp. on December 31, 2005, and due to the non-payment of revenue share payments by Checker Flag Lightning (“CFL”). The Company has been negotiating a long term agreement with the landlord of three of the (“CFL”) revenue share sites, and CFL itself. CFL is the revenue share partner who took over a number of the Company owned stores in 2004. CFL has been reluctant to pay its revenue share payment to the Company until such a long term agreement is in place with this particular mall owner. As such, the Company has taken the conservative position that until an agreement is reached, it will record revenue share income from CFL at the time a payment is received by the Company. The Company last received a payment from CFL in August, 2005 for July’s revenue share payment. Thirdly, the company sold the eight simulators it had under lease at September 30, 2004 to Race Car Simulation Corp. at the end of 2004. As such, revenue from leases declined by 80.1% from year-ago levels. Finally, the company’s sales of simulators declined by 40.1% as last year saw the sale of the four simulators in Abu-Dhabi, while this year we recorded the partial sale of 6 simulators being installed in Myrtle Beach, South Carolina (see Note 3 of the Notes to the Consolidated Financial Statements).

Partially offsetting the decrease in gross profit of $525,361 was the decline in year over year operating expenses by 13.2% or $170,050, resulting in a $355,311 operating profit reduction for the quarter ending September 30, 2005 over the quarter ending September 30, 2004. The decline in operating expenses is a direct result of the implementation of the company’s revised business model, and is largely due to the closure, relocation, or conversion to a revenue share site of seven former company store locations. Payroll expenses declined 17.8% and occupancy expenses declined 15.9% when comparing the third quarter 2005 to the third quarter 2004. Interest expense for the three months ending September 30, 2005 was $134,858 as compared to $129,316 for the comparable quarter in 2004. The net loss for the quarter ending September 30, 2005 of $352,998 was $360,853 less than the $7,855 profit for the same quarter one year ago.

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

Management is optimistic that the new SMS Reactor will be attractive to customers seeking a lower priced simulator with greater mobility and portability. The SMS Reactor is scheduled to debut at the 2005 IAAPA convention in mid-November, 2005, in time for 2006 installations. Management is also encouraged by the initial interest in, and for the potential profitability of, the mobile application of the new SMS Reactor, although there can be no assurance.

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

During the nine months ended September 30, 2005, the operating activities of the Company used net cash of $1,611,353 compared to net cash used of $528,670 for the comparable period in 2004. The cash requirements from the increases in accounts receivable and inventory were partially offset by the increase in accounts payable. Additionally, deposits on simulator sales decreased due to the recording of four simulator sales transactions in the period ending September 30, 2005.

During the nine months ended September 30, 2005, the Company used $683,233 of cash in investing activities compared with $158,599 of cash used in investing activities during the comparable period in 2004. The purchases in property and equipment relates primarily to the construction in progress on the nine sites where new simulators were installed in the first nine months of 2005, the two new sites where installations are currently occurring and the Myrtle Beach site. Additionally, $190,222 of assets were either sold in four separate transactions, or were transferred from work in process to fixed assets.

During the nine months ended September 30, 2005, the Company generated $1,047,321 of net cash in financing activities, compared with the $554,000 the Company generated in the comparable period in 2004. As detailed above, the Company repaid a portion of its debt obligations during the nine month period ending September 30, 2005, but also borrowed an additional $300,000 during the same period. Additionally, the Company negotiated a settlement with one of its landlords for the payment of rent in arrears over a 12 month period. The settlement amount was transferred from accrued expenses to notes payable.

The Company’s current debt financing includes the extension of $350,000, plus the addition of $300,000 of the Secured Bridge Notes and Warrants initiated in March of 2003 until December 31, 2005, and an extension of a Note and Option Agreement of $146,000 until December 31, 2005.

As of September 30, 2005, the Company had cash totaling $87,408 compared to $1,334,673 at December 31, 2004. Current assets totaled $1,071,681 at September 30, 2005 compared to $2,058,820 on December 31, 2004. Current liabilities totaled $4,179,226 on September 30, 2005 compared with $4,718,288 on December 31, 2004. As such, these amounts represent an overall decrease in working capital of $448,077 for the nine months ending September 30, 2005.

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