Form 10KSB/A
period 2004-12-31
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2006-12-06
CIK 1115551

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

Exhibit Index located on Page 60

INDEX TO ANNUAL REPORT ON FORM 10-KSB

PAGE

NUMBER

SECTION

NOTE ON FORWARD-LOOKING INFORMATION	3
BASIS OF PRESENTATION	4

PART I

ITEM 1.	Description of Business	5
ITEM 2.	Description of Properties	11
ITEM 3.	Legal Proceedings	12
ITEM 4.	Submission of Matters to a Vote of Security Holders	12

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters	12
ITEM 6.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	14
ITEM 7.	Financial Statements and Notes to Financial Statements
Report of Independent Registered Public Accounting Firm	24
Consolidated Balance Sheet at December 31, 2004	25
Consolidated Statements of Operations for the Years Ended
December 31, 2004 and December 31, 2003	27
Consolidated Statements of Changes in Shareholders’ Equity
for the Years Ended December 31, 2004 and December 31, 2003	28
Consolidated Statements of Cash Flows for the Year Ended
December 31, 2004 and December 31, 2003	30
Notes to Consolidated Financial Statements	32
ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	48
ITEM 8A.	Controls and Procedures	49

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons	51
ITEM 10.	Executive Compensation	53
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management	54
ITEM 12.	Certain Relationships and Related Transactions	55
ITEM 13.	Exhibits and Reports on Form 8-K	56
ITEM 14.	Principal Accountant Fees and Services	57

SIGNATURES	59

EXHIBITS INDEX	60

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

On December 31, 2004, the Company entered into an Asset Purchase Agreement pursuant to which it sold thirty-four (34) of its existing race car simulators to Race Car Simulation Corporation (“RCS”), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”). The purchase price of $1,536,600 was paid in cash by the date of the agreement. The Purchase Agreement is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13. Terms of the transaction included the issuance warrants to Dolphin for the purchase of 5,161,500 shares of common stock. The warrants have a strike price of $.10 per share, and expire on 12/31/2009. The transaction also required the payment of $84,000 and the issuance of warrants for 150,000 shares of common stock to Northeast Securities for their services in the transaction. The warrants also have a strike price of $.10 per share, and expire on 12/31/2009. Using the Black Scholes valuation method, the Company determined the value of these warrants to be $287,308 assuming a risk-free interest rate of 3.95% over a period of 5 years. At December 31, 2004, none of these warrants had been exercised.

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

On December 31, 2004, the Company entered into an Asset Purchase Agreement pursuant to which it sold thirty-four (34) of its race car simulators to Race Car Simulation Corporation (“RCS”), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”) for an aggregate purchase price of $1,536,600. The Purchase Agreement is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13 which increased Notes Payable by $1,249,292.. The Agreement also grants RCS an option to purchase an additional ten (10) race car simulators for an aggregate purchase price of $1,320,000.

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

On December 31, 2004, the Company and its two subsidiaries entered into an agreement to sell 24 of its race car simulators and granted an option to purchase 10 additional simulators. The purchase price of $1,536,600 was paid in cash by the date of the agreement. In addition to transferring title to the simulators, the Company entered into a management agreement to provide services for the term of the contract and granted 5,161,500 common stock warrants which are exercisable for 5 years at $0.10 per warrant. The purchase agreement is being treated as a borrowing in accordance with the guidance provided in paragraphs 21-22 of the Statement of financial Accounting Standards No. 13 (SFAS 13). The purchase price is being amortized over a five year term with an annual rate of 15%^ for a $176,608 increase to revenue per quarter.

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

Warrants

On December 31, 2004, the company and its two subsidiaries entered into agreements to sell 34 of its race car simulators to single buyer. Simultaneous with this transaction, the Company sold the buyer 5,161,500 common stock warrants which are exercisable for 5 years from the date of the transaction at $0.10 per warrant. Using the black Scholes valuation model, the Company determined the value of these warrants to be $287,308 assuming a risk-free interest rate of 3.95% over a period of 5 years (See Note 15).

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

Notes Payable consisted of the following at December 31, 2004:

Note payable to individual bearing interest at 12%, due December 31, 2004. Secured by certain simulators of the Company and a personal guaranty of the President of the Company.	$500,000

Nine (9) notes payable to individuals, bearing interest at 9.6%, due on February 2, 2005. Secured by certain simulators of the Company and a personal guarantee of the President.	604,000

Borrowing transaction with RCS	1,249,292

Less: unamortized discount	(42,349)
Total Notes Payable	2,310,943

Less: Current Portion	(1,243,034)
Total Notes Payable – Long Term Portion	$1,067,909

Future maturities of notes payable as of December 31,
2005	1,243,038
2006	210,547
2007	244,393
2008	283,681
2009	329,284
Total Notes Payable	$2,310,943

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 6 -	LICENSING AND CONSULTING AGREEMENTS

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

	2004	2003

Book loss	$481,852	$1,374,976

Meals and Entertainment	1,621	(2,645)

Stock for services/options expense	136,810	(144,030)
Other	46,733
Valuation allowance	(667,016)	(1,228,301)

	$-	$-

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 10 -	INCOME TAXES (Continued)

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

NOTE 12 -ACCRUED LIABILITIES

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

NOTE 13 -DEPOSITS ON SIMULATOR SALES

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

NOTE 14 – SUBSEQUENT EVENTS

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

	As Reported	As Adjusted	Difference	Change in EPS
For the Year ended
12/31/2004
Total Assets	$2,877,216	$2,935,658	$58,442
Total Liabilities	$4,618,647	$5,786,193	$1,167,546
Shareholder Equity	$(1,741,431)	$(2,850,535)	$(1,109,104)
Net Gain (Loss)	$8,869	$(1,235,419)	$(1,244,288)	$(0.01)

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

ITEM 8A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

The Principal Executive Officer (“PEO”), who is also the Principal Financial Officer (“PFO”) of the Company, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-KSB/A. Except as noted below, based upon such evaluation, the PEO/PFO has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

Management's Consideration of the Restatement

Management considered the impact on the Company's internal control over financial reporting of the restatement related to the sale of simulators to a third party where the company retains substantial risk as defined by Statement of Financial Accounting Standards No. 13 (SFAS 13) which is more fully described in Note 15 of the Notes to the Financial Statements included in this Annual Report on Form 10-KSB/A. Initially, Management considered the risk associated with the asset purchase agreement to be insignificant and immaterial, and therefore, did not warrant disclosure. Management has determined that its assumption of the inherent risk to the Company associated with the management agreement as related to this restatement was subject to ones interpretation of the rules as stated by

SFAS 13. This interpretation by Management did not compromise the effectiveness of the Company’s internal controls. After extensive review and consideration with independent sources concerning this highly technical accounting rule, any changes in internal controls were not necessary. Upon further review of this agreement and the stipulations set forth in SFAS 13, Management has determined that, under an accounting viewpoint, there is some risk and disclosure is required to be in compliant with General Accepted Accounting Principles (GAAP). After extensive discussions with the Company’s independent auditors and counsel, Management has concluded that it made a misinterpretation of this technical accounting rule. In order to make a fair presentation of its financials in compliance with GAAP, the Company is revising its revenue recognition policy with respect to sales where the Company retains substantial risk of ownership as defined in SFAS 13.

(b) Changes in Internal Control Over Financial Reporting.

Management has concluded that when “substantial risk”, as defined within SFAS 13, exists within an Asset Purchase Agreement and Management Agreement, the transaction will be treated from an accounting standpoint as a borrowing rather than an asset sale. The Company has adopted this change in accounting procedure beginning with this Form 10-KSB/A for the year ended December 31, 2004. Other than the change in accounting procedure relating to the borrowing, there have been no other changes in the Company's internal controls over financial reporting.

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

Date: December 6, 2006	By:	/s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 6, 2006	By:	/s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: December 6, 2006	By:	/s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chief Financial Officer and Treasurer

(Principal Financial Officer)

Date: December 6, 2006	By:	/s/ Carl L. Smith

-----------------------------------------------

Carl L. Smith

Director

Date: December 6, 2006	By:	/s/ Cary Agajanian

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