Form 10KSB/A
period 2005-12-31
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2006-12-06
CIK 1115551

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

NOTE 14 – RESTATEMENT

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

NOTE 14 – RESTATEMENT (Continued)

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

NOTE 14 – RESTATEMENT (Continued)

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

NOTE 15 – SUBSEQUENT EVENTS

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

Management's Consideration of the Restatement

Management considered the impact on the Company's internal control over financial reporting of the restatement related to the sale of simulators to a third party where the company retains substantial risk as defined by Statement of Financial Accounting Standards No. 13 (SFAS 13) which is more fully described in Note 14 of the Notes to the Financial Statements included in this Annual Report on Form 10-KSB/A. Initially, Management considered the risk associated with the asset purchase agreement to be insignificant and immaterial, and therefore, did not warrant disclosure. Management has determined that its assumption of the inherent risk to the Company associated with the management agreement as related to this restatement was subject to ones interpretation of the rules as stated by SFAS 13. This interpretation by Management did not compromise the effectiveness of the Company’s internal controls. After extensive review and consideration with independent sources concerning this highly technical accounting rule, any changes in internal controls were not necessary. Upon further review of this agreement and the stipulations set forth in SFAS 13, Management has determined that, under an accounting viewpoint, there is some risk and disclosure is required to be in compliant with General Accepted Accounting Principles (GAAP). After extensive discussions with the Company’s independent auditors and counsel, Management has concluded that it made a misinterpretation of this technical accounting rule. In order to make a fair presentation of its financials in compliance with GAAP, the Company is revising its revenue recognition policy with respect to sales where the Company retains substantial risk of ownership as defined in SFAS 13.

(b) Changes in Internal Control Over Financial Reporting.

Management has concluded that when “substantial risk”, as defined within SFAS 13, exists within an Asset Purchase Agreement and Management Agreement, the transaction will be treated from an accounting standpoint as a borrowing rather than an asset sale. The Company has adopted this change in accounting procedure beginning with Form 10-KSB/A for the year ended December 31, 2004. Other than the change in accounting procedure relating to the borrowing, there have been no other changes in the Company's internal controls over financial reporting.

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