Form 10KSB
period 2006-12-31
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2007-03-28
CIK 1115551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2006

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

Indicate by checkmark whether the Issuer: (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No [] (2) Yes ☒ No []

Issuer’s Revenues for its most recent fiscal year: $5,351,298

As of March 21, 2007, the aggregate market value of the voting stock held by non-affiliates of the Issuer, 46,386,137 shares, was $788,564. The market value of Common Stock of the Issuer, par value $0.0001 per share, was computed by reference to the average of the closing bid and asked prices of one share on such date which was $0.016.

The number of shares of the issuer’s Common Stock, par value $0.0001 issued and outstanding as of March 21, 2007, was 96,397,506.

Exhibit Index located on Page 57

INDEX TO ANNUAL REPORT ON FORM 10-KSB

PAGE

NUMBER

SECTION

NOTE ON FORWARD-LOOKING INFORMATION	3
BASIS OF PRESENTATION	4

PART I

ITEM 1.	Description of Business	5
ITEM 2.	Description of Properties	11
ITEM 3.	Legal Proceedings	11
ITEM 4.	Submission of Matters to a Vote of Security Holders	11

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters	12
ITEM 6.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	13
ITEM 7.	Financial Statements and Notes to Financial Statements
Report of Independent Registered Public Accounting Firm	22
Consolidated Balance Sheet at
December 31, 2006	23
Consolidated Statements of Operations for the Years Ended
December 31, 2006 and December 31, 2005	25
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
December 31, 2006 and December 31, 2005	26
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006 and December 31, 2005	27
Notes to Consolidated Financial Statements	29
ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	47
ITEM 8A.	Controls and Procedures	47

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons	48
ITEM 10.	Executive Compensation	50
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management	51
ITEM 12.	Certain Relationships and Related Transactions	52
ITEM 13.	Exhibits and Reports on Form 8-K	53
ITEM 14.	Principal Accountant Fees and Services	54

SIGNATURES	56

EXHIBITS INDEX	57

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

As Perfect Line had revenues, operations, and business activity, for financial reporting purposes, Perfect Line is considered the acquirer, and therefore the predecessor, and the Company is considered the acquiree for accounting and reporting purposes. Due to the fact that the merger is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. The operations of Interactive Motorsports and Entertainment Corp. have been included in consolidation from August 2, 2002 until December 31, 2006.

All information in this Form 10-KSB is presented from the perspective of Interactive Motorsports and Entertainment Corp. and its subsidiary Perfect Line and not from the perspective of PIH.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Interactive Motorsports and Entertainment Corp. (“IMTS” or the “Company”), an Indiana corporation, through its wholly owned subsidiary, Perfect Line, Inc., is a world leader in race simulation. The Company is in the business of manufacturing and then selling, revenue sharing or leasing race car simulators for the “out-of-home” interactive gaming market, contracting with operators in malls, amusement parks, family entertainment centers, casinos and trade shows and mobile fan interactive experiences. Under licenses from America’s fastest growing sport, NASCAR, simulator customers experience driving in a NASCAR race car that simulates the motion, sights and sounds of an actual NASCAR event. The Company owns and operates NASCAR Silicon Motor Speedway racing centers at the Mall of America in Minneapolis, MN, and at Universal CityWalk in Hollywood, CA, where racing on 12 simulators and NASCAR merchandise are sold at each site. The Company is positioning itself to be a world leader in the “out-of-home”, multi-site virtual league market as further described in Current Operations, Recent Developments and Plan for the Future.

The Company currently has two versions of race car simulators, the SMS and the Reactor, and in marketing these two products it leverages its strategic relationships and proprietary assets, which include (a) sophisticated racing simulation technology (including 2 patents), (b) an exclusive licensing agreement with NASCAR (see Note 6 to the Consolidated Financial Statements), and (c) license agreements with other racing entities including race tracks, race teams, and race sponsors to offer a unique and affordable race simulation experience.

For the year ended December 31, 2006, the Company’s racing centers, leased and revenue share simulators and sold simulators generated revenue of approximately $5.4 million. Management has transitioned the Company’s business model from an owned and operated, mall-based racing center concept to a simulator purchase, revenue share or leasing business, with the owner of the purchased simulators required to enter into an ongoing license and maintenance agreement. The Company now offers two simulator products, both using the proprietary software and motion platform, but each offering different features and different price points.

Major Agreements: During 2006, the Company entered into sales contracts for 15 SMS simulators and 29 Reactor simulators. This included Reactors that were installed in Mobile Experiences for high profile clients such as Dodge, Toyota and Sprint Nextel.

Perfect Line’s race simulators, including those owned by Race Car Simulation Corporation as discussed herein, are currently featured in the following locations:

Locations

Company Owned (24 Simulators):

Location	Year	Market	Sq. Ft.	Simulators
1) Mall of America	2001	Minneapolis, MN	5,899	12 SMS
2) Universal CityWalk	2001	Los Angeles, CA	5,000	12 SMS

Revenue Share (71 Simulators):

Location	Year	Market	Sq. Ft.	Simulators
1) NASCAR SpeedPark	2003	Sevierville, TN	1,584	6 SMS#
2) NASCAR SpeedPark	2003	St. Louis, MO	1,496	6 SMS#
3) Burdick Driver’s Village	2004	Syracuse, NY	3,472	8 SMS#
4) Bass Pro Outdoor	2004	Harrisburg, PA	500	2 SMS
5) Mall of Georgia	2004	Atlanta, GA	5,895	8 SMS!!
6) Riverchase Galleria	2004	Birmingham, AL	6,188	8 SMS
7) Jordan Creek Town Ctr	2004	Des Moines, IA	4,000	8 SMS
8) NASCAR SpeedPark	2005	Toronto, Canada	1,500	6 SMS#
9) Bass Pro Outdoor	2005	Clarksville, IN	750	3 SMS
10) University Mall	2005	Burlington, VT	3,700	5 SMS
11) NASCAR SpeedPark	2006	Myrtle Beach, SC	1,600	6 SMS#
12) Bass Pro Outdoor	2006	Springfield, MO	500	3 SMS
13) Bass Pro Outdoor	2006	San Antonio, TX	500	2 SMS

Mobile Units (56 Simulators):

Buyer	Year	Market	Simulators
1) Nextel Mobile Experience	2004	2004-06 NASCAR Nextel Cup series events	6 SMS#
2) Nextel Mini Experiences	2004	Nextel regional marketing	6 SMS#
3) DaimlerChrysler	2005	European Auto Shows	2 SMS
4) Perfect Line/NTI Experience	2005	Mobile Experience	2 SMS
5) H&H Motorsports	2006	Mobile Experience	4 Reactors
6) Florida Simulated Racing Network	2006	Mobile Experience	4 Reactors
7) Exhibit Enterprises (Dodge)	2006	Mobile Experience	4 Reactors
8) Exhibit Enterprises (Dodge)	2006	Mobile Experience	4 Reactors
9) DGI, Inc (Nextel)	2006	Mobile Experience	6 Reactors
10) DGI, Inc (Toyota)	2006	Mobile Experience	4 Reactors
11) DGI, Inc (Nextel, Toyota)	*	Mobile Experience	14 Reactors

Sales of Simulators (72 Simulators):

Buyer	Year	Market	Simulators
1) Opry Mills	2004	Nashville, TN	10 SMS!!
2) Gurnee Mills	2004	Chicago, IL	6 SMS
3) Concord Mills	2004	Charlotte, NC	12 SMS!!
4) I-Vision Tech.	2004	Abu Dhabi, UAE	2 SMS
5) I-Vision Tech.	2005	Abu Dhabi, UAE	4 SMS
6) Ft. Gordon	2005	Ft. Gordon, GA	2 SMS
7) Fun City	2005	Burlington, IA	1 SMS
8) DaimlerChrysler	2005	US Auto Shows	2 SMS
9) Gate A Sports	2006	Cleveland, OH	5 SMS
10) Skycoaster of Florida	2006	Kissimmee, FL	6 SMS
11) Vacationland F.E.	2006	Brainerd, MN	4 SMS
12) NASCAR SpeedPark	2006	Concord, NC	3 Reactors
13) Roltex	*	Moscow, Russian Federation	8 SMS
14) Tonne Mgmt.	*	Wisconsin Dells, WI	4 SMS
15) Prime Time FEC	*	Abilene, TX	3 SMS

# Denotes assets sold to Race Car Simulation Corporation with no current revenue stream to Company

* Denotes that simulators are not yet installed

!! Denotes site that CFL closed in January, and may or may not re-open

The balance of the 192 SMS simulators built since inception are at the Company’s warehouse or Elan Motorsports Technologies where they are built.

Pricing

In a typical racing center, an individual race typically costs $8.50-$9.00 and quantity discounts are offered with purchases of multiple races. Customers pay an average of $25 per hour to use a simulator during leagues and competitions. Depending on the program or package, the targeted yield for group sales averages between $300 and $800 per hour for the use of the entire racing center. Prices of merchandise range from $16 for a hat up to $200 for high-end leather jackets. Prices for the die-cast and collectable cars range between $15 and $65. The Company’s owned and operated locations provide the only means to generate revenues from merchandise sales. The Company does not receive any payments from the revenue share sites for merchandise sales.

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

Pricing for the sale of simulators varies between the age and planned usage of the simulators. A new SMS sold domestically is priced at $95,000, and refurbished SMS simulators sold domestically range from $65,000-$80,000. International sales can be 20-30% higher due to the added work that is required for use in other markets. Reactor simulators are sold in the $36,000-$38,000 range excluding support software features.

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

Perfect Line, LLC, a predecessor to Perfect Line, Inc., initially tested the mall-based business model by re-opening 12 of the SEI racing centers, which utilized 136 of the SMS simulators, between July 2001 and August 2002. The Company then warehoused 32 SMS simulators for future deployment and 2 SMS simulators were used for research and development purposes at the Company’s technology center in Santa Clara, California. The proprietary technology includes two U.S. Patents, which combine to create what management believes to be one of the world’s most realistic simulations of the sights, sounds and motions experienced by driving in an actual NASCAR race. The patented motion-based platform that the race car simulator is mounted on is among the other assets that were acquired and licensed as part of the SEI asset purchase.

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

In July of 2003, management began the process of revising the Company’s business model, changing the focus from the inherited Company owned and operated mall-based racing centers to revenue share, leased and purchased simulators for mall merchandise retailers, family entertainment centers, amusement parks, casinos, trade shows, etc. and mobile lease programs such as the Nextel Experience and the DaimlerChrysler auto show exhibits. After testing the assignment of one mall lease to Checker Flag Lightning, LLC (“Checker Flag Lightning” or “CFL”) of Grandville, Michigan in November of 2003, the Company assigned an additional six (6) mall leases to CFL in March of 2004.

While the Company was beginning to earn profits by late 2004, management decided it was necessary to generate cash to reduce debt and secure growth capital. As a result, on December 31, 2004 and on March 31 and April 15, 2005, the Company entered into three Asset Purchase Agreements pursuant to which it sold a total of forty-four (44) of its existing race car simulators in revenue producing sites to Race Car Simulation Corporation (“RCSC”), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”) for an aggregate purchase price of $2,856,600. The sale is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13. While these transactions reduced debt and allowed the Company to begin building new simulators, it also reduced cash flow by approximately $1,000,000 on an annual basis until the Company could activate another forty-four (44) simulators into the market on a revenue share basis. This, coupled with the fact that Checker Flag Lightning stopped paying on its revenue share agreements (approximately $1,000,000 annually) created cash flow issues for the Company during 2005 and 2006. The sale of SMS simulators during this period helped to offset the cash flow problem.

The Company launched a new product in November of 2005 called the Reactor. It was designed to incorporate the patented motion platform and proprietary game engine software, but the size was reduced and the unit was more mobile and portable. This opened the door to more mobile marketing experience customers (including Dodge, Toyota and Sprint Nextel). This resulted in 29 Reactors sold in 2006 along with 15 of the original SMS simulators, giving the Company an operating loss of $41,909 in 2006, a decrease of $573,573 or 93%, compared to the $615,482 operating loss in 2005.

The Company’s Current Operations, Recent Developments and Plan for the Future

The Company’s goal is to leverage its patented motion platform and proprietary game engine software, along with its embedded base of simulator assets, to be the world leader in the “out of home” interactive gaming market. The Company is currently leveraging its internationally unique, proprietary race car simulation technology with domestic focus on the NASCAR experience. The Company believes that this can be done profitably through a combination of owned and operated racing centers, third party revenue share locations (family entertainment centers, amusement parks, casinos, auto malls, etc.), mobile unit sales and leases and the domestic and international sales of its race simulator products.

NASCAR racing is currently the #1 spectator sport in America. The Company has an exclusive license agreement with NASCAR for location-based entertainment, which includes the right to use the NASCAR name within the Silicon Motor Speedway logo, on racing center signage, within collateral sales materials and on the NSMS web site, (see Note 6 to Consolidated Financial Statements). The Company has also secured licenses with many popular racetracks in the United States, and the cars driven by many of the race fans’ favorite Nextel Cup drivers such as Dale Earnhardt, Jr., Tony Stewart and Jeff Gordon. These licensing agreements and the use of NASCAR related identities and marks provide immediate name recognition, credibility, and authenticity to the experience.

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

The Company first tested the revenue share business model with the Burroughs and Chapin Company of Myrtle Beach, South Carolina, by installing 6 simulators at their Smokey Mountain NASCAR SpeedPark in April of 2003. Revenue share locations provide the Company the opportunity to install simulators in existing or planned entertainment venues and share proportionately in the sales generated with owner-operators. The Company provides the simulators at cost (expected to be financed through a third party leasing firm, although no agreements have been reached) and the host organization (owner-operator) provides the space, required site build-out, and day-to-day operations staffing. Minimum revenues are typically guaranteed to the Company within the revenue share agreements.

At the 2004 Daytona 500, Nextel debuted The Nextel Experience, a mobile fan interactive experience that featured six of the Company’s SMS race simulators. The Nextel Experience continues to have a prominent location at each of the NASCAR Nextel Cup events. Nextel also featured SMS simulators within three mini Mobile Experiences that were used for promotional events around the country, each featuring two of the Company’s SMS simulators. Beginning in 2006, the Company sold and leased simulators to DaimlerChrysler for their domestic and international trade show exhibits, and the Dodge division has exhibited two of the Company’s simulators at selected NASCAR events. The SMS simulators continue to be featured in the world’s largest auto shows, including Detroit, Chicago, New York, Paris, Frankfurt, Geneva and Shanghai.

In November of 2005, the Company introduced a prototype of the new Reactor simulator at the International Association of Amusement Parks and Attractions (IAAPA) convention in Atlanta. The Reactor features a smaller footprint (5 feet wide and 7.5 feet long) allowing for more simulators per square foot and thus greater throughput per hour. The Reactor is also on casters and collapses to a 3 foot wide unit so that it can be rolled into conference rooms, retail locations, race suites, trade shows, etc. Using the same software and game experience as in the SMS simulators, the Company reduced the size of the patented motion platform for the Reactor and reduced the number of projectors from three to two. The Reactor can be plugged into standard 110 power, and does not require 3 phase power as does the SMS. Both the lease price and purchase price of the Reactor are substantially lower than the SMS. Management believed that the combination of greater mobility, portability and a lower price point would broaden the market for simulator purchases and leases.

In February of 2006, the first Reactor Mobile Experience was introduced at Daytona Beach, Florida surrounding the Daytona 500 events. Four Reactor simulators were installed into a 48 foot Featherlite car trailer that was towed by a 2-ton pickup truck. By the third and fourth quarter of 2006, two Reactor Mobile Experience units were sold to Exhibit Enterprises, the operator for Dodge motorsports, and one Reactor Mobile Experience was sold to an operator in Florida. Sprint Nextel and Toyota placed their orders for a total of 10 Reactors that would be installed in time for their fan experiences at the Daytona 500 in February of 2007. A total of 29 Reactor simulators were sold in 2006.

Another major development in the works by the end of the 2006 year was the beginning of a licensing relationship with iRacing.com. iRacing.com was founded by well-known game developer David Kaemmer (co-founder of Papyrus Racing Games) and entrepreneur John Henry (principle owner of the Boston Red Sox among other properties). iRacing.com has signed a letter of intent to license to the Company certain gaming technology, and as iRacing.com develops new physics models for race circuits and race cars for the in-home online gaming market, the Company desires to license those properties for its customers in the out-of-home market, although there can be no assurances. The Company plans to have its engineers begin work on multi-site, virtual league play featuring additional NASCAR race tracks for our operators, but there can be no assurance that this will be completed soon or any time in the foreseeable future. Management believes that once completed, the multi-site, virtual league play will generate an additional revenue steam for the Company and the operators, although there can be no assurance.

The Company has made several technological improvements to the simulation in recent years, resulting in an enhanced racing experience. MySpeedway was introduced in 2003 on IMTS’s website (www.smsonline.com) that allows customers to find their recent lap times, and analyze their results to improve their performance by comparing their times to those of other racers throughout the country. Car parameters were also introduced in 2003 allowing racers to set up their cars to their personal preferences. Adjustable parameters include traction control, anti-lock brakes, spoiler angle, steering ratio, front anti-roll bar, engine, transmission gearing, and rear end ratio. The operating system has been updated to a Linux platform, and beginning in 2006 was available as an upgrade to race simulator operators. The new operating system is incorporated in the new Reactor simulators, and will be incorporated into all future SMS simulators. The new platform allows for each simulator to operate on one computer as compared to six, and allows for improved graphics and game features as they are introduced in the future. New and improved projector technology has also been designed into all future SMS and Reactor simulators.

For the Sprint Nextel and Toyota fan experiences in 2007, the Company added the capability of showing a pre-race video along with the option of showing interstitial or commercial video between the races. For Sprint Nextel, the Company also streamlined the data acquisition process and added a Top Twelve leaderboard that updates every sixty seconds within the Nextel Experience.

Management is currently discussing with potential customers the opportunity to expand its patented motion platform to full size passenger vehicles, and creating customized experiences for each vehicle. This opportunity will likely begin with trade show and at-track experiences, and then potentially grow to local dealers, although there can be no assurance.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company is headquartered at 5624 West 73rd Street in Indianapolis, Indiana where the Company leases approximately 4,800 square feet. The facility consists primarily of office and storage areas and is leased from an unrelated third party. The headquarters’ lease expires March 31, 2008, with an option for the Company to be released from the lease on September 30, 2007. The Company also maintains an engineering office at 2065 Martin Avenue in Santa Clara, California where it leases approximately 1,800 square feet of office space. The engineering office lease expires October 31, 2007. In addition, the Company has a warehouse in Concord, North Carolina that is currently on a month-to-month lease. The Company believes its headquarters and engineering space is adequate for the present time and is reviewing options for relocating or extending its leases at these locations.

The two NASCAR Silicon Motor Speedway racing centers owned and operated by the Company are:

Location	Market	Square Footage

Mall of America	Minneapolis, Minnesota	5,899
Universal CityWalk	Los Angeles, California	5,067

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. The Company’s subsidiary Perfect Line, Inc. filed a complaint in the U.S. District Court, Southern District of Indiana on December 6, 2006 against Checker Flag Lightning, LLC and Mike Schuelke, seeking a Declaratory Judgment, Injunctive Relief and Damages for failing to make the required payments (at least $559,119) under certain lease agreements between Checker Flag Lightning and Perfect Line. The Company cannot be sure of the outcome of this litigation.

On September 6, 2006, Perfect Line and its lease assignee, Checker Flag Lightning, were served a complaint from Mall of Georgia for past due rent totaling $164,726 between the two parties of which $95,580 is directly attributable to past rent due by Perfect Line. The non-performance of CFL in paying either its rent obligations to Mall of Georgia under the assigned lease or the payments due to Perfect Line under their revenue share agreement has resulted in this complaint from Mall of Georgia. Perfect Line has agreed to the basic terms of a settlement agreement with Mall of Georgia and is waiting on the settlement agreement draft for review at the time of this filing. The terms of the settlement will allow Perfect Line the ability to remove the 8 SMS simulators at the Mall of Georgia location and permits Perfect Line a reasonable time period for the payment of its obligations to Mall of Georgia while it reactivates the simulators into the market. As of the filing of this Annual Report on Form 10-KSB, the Company is not aware of any material legal actions directed against the Company.

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

Holders of Record

As of March 21, 2007 there were approximately 272 holders of record of our Common Stock consisting of 96,397,506 shares issued and outstanding. The number of holders of record was calculated by reference to reports from the Company’s stock transfer agent.

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

	Common Stock Price
Quarter Ended	High	Low	Close

March 31, 2004	$.24	$.09	$.10
June 30, 2004	.14	.05	.07
September 30, 2004	.07	.04	.05
December 31, 2004	.09	.05	.07
March 31, 2005	.12	.05	.06
June 30, 2005	.09	.06	.07
September 30, 2005	.07	.03	.04
December 31, 2005	.04	.02	.02
March 31,2006	.07	.03	.04
June 30, 2006	.05	.02	.04
September 30, 2006	.04	.02	.02
December 31, 2006	.03	.01	.02

Recent Sale of Unregistered Securities

On July 14, 2006, Interactive Motorsports and Entertainment Corp (the “Company”) and its wholly owned subsidiary, Perfect Line, Inc. (“Perfect Line”) entered into Note and Warrant Purchase and Security Agreements with ten (10) investors in a private placement which is exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Reg. D and Rule 506 adopted thereunder. The Notes, totaling $950,000, were issued by Perfect Line, will be fully paid down July 17, 2010 and bear interest at a rate of 15% per annum for the total interest amount over the four year period of $314,988. Each note came with an option to purchase common shares of the Company equal to two and one half times the amount of notes purchased divided by the exercise price of the option. The principle and interest on the Notes are payable weekly over a four year term and are secured by a first security interest in 20 of the simulators owned by Perfect Line.

The Company issued Common Stock to Ropart Asset Management in 2006 in accordance with the terms of the 2003 Bridge Notes as described in this filing.

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

Overview

The Company generated its first quarterly operating profit and quarterly net profit in the third quarter of 2004, and again in the first and fourth quarters of 2006. The Company had an operating loss of $41,909 in 2006, a decrease of $573,573 or 93%, compared to the $615,482 operating loss in 2005. Since inception on May 31, 2001 and through December 31, 2006, the Company has accumulated aggregate losses totaling $9,363,302, which includes the net loss of $598,154 for the twelve months ended December 31, 2006, the net loss of $1,095,074 for the twelve months ended December 31, 2005, and the net loss of $7,670,074 for the period from inception to December 31, 2004.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002 from the sale of Preferred Stock, $700,000 borrowed in March 2003, $604,000 in net proceeds borrowed between February 2004 and June 2004, $1.257 million received in the form of deposits for the placement of race car simulators in revenue share locations, or for the future purchase by third parties of race car simulators, net proceeds of $855,000 borrowed in September of 2006 and $769,147 by delaying payments to its vendors. See further discussion under “Liquidity and Capital Resources” and “Risk Factors” below.

During the twelve months ended December 31, 2006, the Company had total revenues of $5,351,298 compared to $4,838,988 for the twelve months ended December 31, 2005. The 11% increase in revenue is due primarily to the final implementation of the Company’s revised business model and the sale of new Reactor simulators during 2006. The sale of 29 new Reactor simulators along with the sale of 15 SMS simulators in 2006 helped to offset the revenue that was not generated from the Checker Flag Lightning sites (28 simulators) due to non-performance in paying the revenue share payments due, and the 21 simulators that are in inventory. Same store revenues in the Company’s two owned and operated stores were down 28%, primarily due to the Company’s inability to purchase sufficient merchandise inventory to generate past sales levels.

Review of Consolidated Financial Position

Cash and Cash Equivalents: The Company had $216,323 in cash as of December 31, 2006 compared with $353,180 at December 31, 2005, a decrease of $136,857. This decrease in cash for the year ended December 31, 2006 relates principally to the paydown of invoices to vendors in the second half of 2006.

Trade Accounts Receivable: The balance at December 31, 2005 of $212,156 increased by $17,350 in 2006 to $229,506 net of a $238,781 reserve for uncollectible accounts related to Checker Flag Lightning. Trade accounts receivable is primarily revenue share and credit card receivables. The increase is attributable to the addition of revenue share sites and sale of Reactors in the fourth quarter of 2006.

Inventory: At December 31, 2006, inventory of $254,322 consisted of merchandise inventory of $17,496, simulator inventory of $158,462 and manufacturing inventory of $82,364. In addition, the merchandise inventory has a very conservative $4,000 reserve against it. Merchandise inventory increased by $9,733 from December 31, 2005 due primarily to the placement of merchandise in the Company’s two outlet stores. Inventory of manufactured simulators increased by $39,269 to build the new reactors at the Santa Clara, California location. December 31, 2006 simulator inventory available for placement in new revenue share sites, or available for sale, totaled four new simulators and seventeen refurbished simulators.

Accounts Payable: The balance of accounts payable of $581,281 at December 31, 2006 represents a decrease of $344,480 from the balance at December 31, 2005 of $925,761. This decrease is primarily attributable to the paydown of vendors’ invoices.

Accrued Liabilities: The balance of accrued liabilities of $432,745 at December 31, 2006 represents an increase of $52,925 from the balance at December 31, 2005 of $379,820. This increase is primarily related to the cost to build Reactors at the end of the year.

Notes Payable: On December 31, 2006, the Company had balances of $96,000 on the 2004 Note Payable, $1,760,761 on the 2004 Race Car Simulator Corporation (“RCS”) Borrowing, and $122,500 on the 2005 Agreement. The Company amortizes the RCS Borrowing and recognizes the associated revenue over the five year period of the borrowing. The Company decreased the RCS Borrowing by $408,382 and $305,407 in 2006 and 2005 respectively.

On March 29, 2006, Perfect Line and MOAC Mall Holdings, LLC, the Mall of America landlord, agreed to a stipulation agreement whereby Perfect Line signed a promissory note totaling $294,652 payable in five (5) quarterly installments, with the first payment of $78,471 made on February 28, 2006, and payments of $54,045 to be made beginning July 14, 2006 and ending July 15, 2007.  The $54,045 payments for 2006 were made on July 14 and November 15.

On July 14, 2006, Interactive Motorsports and Entertainment Corp (the “Company”) and its wholly owned subsidiary, Perfect Line, Inc. (“Perfect Line”) entered into Note and Warrant Purchase and Security Agreements with ten (10) investors in a private placement which is exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Reg. D and Rule 506 adopted thereunder. The Notes, totaling $950,000,were issued by Perfect Line, will be fully paid down July 17, 2010 and bear interest at a rate of 15% per annum for the total interest amount over the four year period of $314,988. Each note came with an option to purchase common shares of the Company equal to two and one half times the amount of notes purchased divided by the exercise price of the option. The principle and interest on the Notes are payable weekly over a four year term and are secured by a first security interest in 20 of the simulators owned by Perfect Line.

Other Liabilities: Accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends.

Review of Consolidated Results of Operations

Sales for the twelve months ended December 31, 2006 were $512,310 higher than for the twelve month period ending December 31, 2005 due primarily to the final implementation of the Company’s revised business model and the sale of the new Reactor simulators during 2006. All but two of the Company store locations at December 31, 2003 have been converted to Checker Flag Lightning revenue share locations, or closed as part of the Company’s ongoing strategy of extricating itself from long-term leases. Revenue share and leasing revenue was primarily impacted by the sale of 44 revenue producing simulators at the end of 2004 and first quarter of 2005. Revenue was further impacted by the non-payment of revenue share income by the Checker Flag Lightning organization. This resulted in the Company experiencing cash flow shortages sufficient to hamper its ability to replenish its stock of merchandise inventory, and also impacted the Company’s ability to replace the simulators sold, and the associated revenue, with new revenue producing simulators in new locations.

The resultant reduction in revenue from store sites and revenue share locations was offset in part by sales of simulators to third party operators. During 2006, the Company recorded the sale or partial sale of 44 simulators in 10 transactions totaling approximately $2.8 million, as compared to the approximately $1.8 million generated by the sale of 45 simulators in 6 transactions in 2005.

Operating expenses for the year ended December 31, 2006 declined by approximately 16% from the period ending December 31, 2005. These expenses represented approximately 77% of net sales and approximately 101% for the comparable period in 2005. Continued implementation of the Company’s revised business model resulted in a reduction in operating expenses of approximately $775,233, with reductions occurring primarily in payroll of $426,300 and occupancy costs of $54,627, as the Company either converted company owned stores to revenue share locations, or closed locations with sub-par performance.

The increase in revenues and reduction in expenses has had a favorable effect on the Company’s overall financial position. The Company had an operating loss of $41,909 in 2006, a decrease of $573,573 or 93%, compared to the $615,482 operating loss in 2005, and a net loss of $598,154, a decrease of $496,920 or 45%, compared to the $1,095,074 net loss in 2005.

Additionally, interest expense increased by approximately $50,089 as the Company increased the liability on notes payable.

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

Critical Accounting Policies

The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to Consolidated Financial Statements for the year ended December 31, 2006 included in Item 7 in this Form 10-KSB. The Company has consistently applied these policies in the year ended December 31, 2006. Management does not believe that operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

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

Liquidity and Capital Resources

On December 31, 2004, and again on March 31 and April 15, 2005, the Company entered into an Asset Purchase Agreement pursuant to which it sold a total of forty-four (44) of its race car simulators to Race Car Simulation Corporation (“RCSC”), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”) for an aggregate purchase price of $2,856,600. The sale is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13.

During the year ended December 31, 2006, the operating activities of the Company used net cash of $735,985 compared to net cash used of $1,267,100 for the comparable period in 2005. The drivers for the $531,115 decrease in net cash can be attributed to the increase in profitability, the decrease in simulator deposits, and the increase in accounts receivable. These requirements for cash were offset by decreases in accounts payable of $65,100, and increases in inventory related to the production and delivery of new race car simulators of approximately $45,869.

During the year ended December 31, 2006, the Company used $84,956 of net cash in investing activities compared with $821,980 of net cash used in investing activities during the comparable period in 2005. In both years, the net cash used relates primarily to the capitalization of the costs associated with the installation of simulators in new revenue share locations, and the costs of components for simulators currently in production.

During the year ended December 31, 2006, the Company generated $684,084 of cash from financing activities compared with $1,107,587 of cash generated during the comparable period in 2005. The Company was able to secure additional financing from the sale of $950,000 in new notes. This was offset by the decrease of $265,916 of the 2004 notes payable.

As of December 31, 2006, the Company had cash totaling $216,323 compared to $353,180 at December 31, 2005. Current assets totaled $726,018 at December 31, 2006 compared to $868,703 on December 31, 2005. Current liabilities totaled $3,843,284 on December 31, 2006 compared with $3,874,458 on December 31, 2005. As such, these amounts represent an overall decrease in working capital of $111,511 from December 31, 2005.

Inflation

We do not expect the impact of inflation on our operations to be significant.

Risk Factors

The Company is subject to certain risk factors due to the organization and structure of the business, the industry in which we compete and the nature of our operations. These risk factors include the following:

Operating History, Operating Losses, and Accumulated Deficit

Perfect Line, LLC was formed in June 2001 for the purpose of acquiring certain of the assets of SEI, a bankrupt corporation, and modifying and improving the mall-based business model under which SEI operated, as more fully described under Overview above. While the concept was a modification and improvement upon the prior model, the modified mall-based business model was only in place for less than two full years, but also proved to be unprofitable. It is for that reason, among others, that the Company designed and implemented a revised business model focusing on revenue share and lease agreements with operators, and the sales of the race car simulators. Perfect Line is subject to numerous risks, expenses, problems, and difficulties typically encountered in establishing any business. For the five months ended December 31, 2001, Perfect Line had sales of $3,533,402, and a loss of $719,854. For the year ended December 31, 2002, Perfect Line generated net sales of $9,636,278, resulting in a net loss of $2,189,220. For the year ended December 31, 2003, Perfect Line had net sales of $7,557,978 generating a net loss of $3,525,581. For the year ended December 31, 2004, Perfect Line had net sales of $5,769,104 generating a loss of $1,235,419. For the year ended December 31, 2005, the Company had net sales of $4,838,988 generating a loss of $1,095,074. For the year ended December 31, 2006, the Company had net sales of $5,351,298 generating a loss of $598,154. This overall financial performance resulted in an accumulated deficit of $9,363,302 as of December 31, 2006 for the Company. Management believes the revenue from its two owned and operated sites, upcoming sales and licensing revenues from the new Reactor and Reactor Mobile Experience operators, upcoming new sales and installations in revenue share and lease sites and revenue from potential new revenue streams (multi-site leagues and full size vehicle simulation experiences), will return the Company to profitability in the future, although there can be no assurance.

Dependence on Discretionary Consumer Spending and Competition

Much of the revenue anticipated by the Company will ultimately be the result of discretionary spending by consumers and from experiential marketing budgets from major sponsors within NASCAR. If the current trepidation in the economy continues for an extended time or worsens, either overall or in the locations in which Company racing centers and revenue share sites are located, the amount of discretionary spending may be reduced which would have a negative effect on the Company results from operations and its financial position. In addition, if the popularity of NASCAR diminishes, or if experiential marketing budgets are reduced, it is likely that the Company will experience a similar reduction in simulator usage, merchandise sales and mobile Reactor purchases and leases that will have a negative impact on the Company and its future.

There is considerable competition for consumer entertainment dollars. The Company feels its patented technology, high-traffic, premium locations, licenses with popular NASCAR teams and tracks, and the ability to take its driving experience to the public through the activation of its new Reactor Mobile Experience, create significant points of difference between the Company and its competitors. However, there can be no assurance that these factors will be sufficient to assure successful product development into the marketplace.

Significant Capital Requirements and Need for Additional Financing

The Company has been and continues to build back the approximately $83,000 in monthly revenue share and lease payments that were given up as a result of the asset sale of 44 simulators to Race Car Simulation Corporation in three asset purchases totaling $2,856,600 in December, 2004 and March and April of 2005. The Company is both using its current inventory of used and new simulators and building new simulators to install within revenue share, leased or purchased racing center sites to meet the installation demand. At December 31, 2006, the Company had built, or partially built, 192 SMS simulators, of which 98 had been sold or were in the process of being sold, 24 were in company owned and operated sites, 45 were in revenue share or lease sites (includes Mobile Experiences). Of the remaining 27 (23 used or refurbished and 4 new) 3 were at corporate offices and 24 were at the Company’s warehouse or at Elan being prepared to install into future asset purchase, revenue share or lease racing center sites. In addition, the Company had built and installed 30 Reactors and is in the process of building 14 new Reactor simulators to be installed in the first quarter of 2007. Reactors are typically purchased with advance payments that cover manufacturing costs so that no financing is required by the Company.

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

Management has been and plans to continue to sell SMS simulators from its inventory base if necessary to cover cash flow needs until cash is built back up from any combination of revenue share, lease or new Reactor and Reactor Mobile Experiences, although there can be no assurance that the demand will continue, or that the orders will come in a timely manner to meet the Company’s cash needs. As an example, in order to re-capture the $83,000 per month as detailed above, the sale of one SMS and two Reactors per month would be required under current circumstances. The Company sold 15 SMS and 29 Reactors in 2006.

Dependence on Revenue Share Operators For Timely Payments

The Company relies on the timely payments from its revenue share operators in order to meet operational cash flow needs. The Company has also made certain guarantees to Race Car Simulation Corporation of minimum levels of revenue share payments from the revenue share and lease operators where the assets were sold to Race Car Simulation Corporation. At the year ending December 31, 2005, the allowance for bad debt was increased to cover the receivable from Checker Flag Lightning, who was in default on revenue share payments. The Company continues to review all its options, legal and otherwise, to try to resolve this situation in the most expedited manner possible. At the time of this filing, no resolution had occurred.

Dependence on Updated Technology and Licenses/Leases

The Company will likely have a need to routinely update and upgrade its simulation technology. If the Company is not able to retain appropriate personnel with the skills and ability to maintain its simulators, it will likely have a material adverse effect on the Company. The Company will also need to routinely upgrade the appearance of the simulators to closely approximate that of the then current NASCAR sponsors. This updating may involve significant time and expense and, in certain instances, require additional license agreements from new teams and/or sponsors. The Company will also need to renew existing licensing agreements with NASCAR teams and tracks. The Company currently has executed either contracts or term sheets with many of the prominent NASCAR Nextel Cup teams and race tracks. The Company has established licensing relationships with a significant number of racetracks at which NASCAR events are held. The Company has incorporated to date six NASCAR tracks and over 30 Nextel Cup car images into its proprietary software. The Company has the rights to many more prominent NASCAR tracks, and plans to add tracks to its software once funded. The Company has entered into an exclusive location based entertainment license agreement with NASCAR to utilize its logo. The license agreement permits the continued use of the NASCAR logo in the Las Vegas NASCAR Cafe and the Daytona USA simulator and provides that it is not a breach of the exclusivity clause for those two venues to continue to use their current simulator experiences. The license requires the Company to utilize its best efforts to maintain a minimum of eight entertainment stores. The Company’s confidential licensing agreement with NASCAR required an annual royalty payment in 2002 and quarterly royalty payments commencing in 2003 through 2009 based on simulator, merchandise, food, beverage, sponsor, and remote site revenues at varying percentages. The licensing agreement was amended on December 31, 2004, and the Company was able to reduce its minimum royalty guarantees. The exclusivity is subject to a minimum guarantee by July of 2007, and the license is up for renewal on December 31, 2009 (see Note 6 to the Consolidated Financial Statements).

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

Officers and Directors Have Limited Liability and Indemnification Rights

Our officers and directors are required to exercise good faith and high integrity in the management of our affairs. Our articles of incorporation and bylaws, however, provide, that the officers and directors shall have no liability to the stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our articles of incorporation and bylaws also provide for us to indemnify our officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct our internal affairs, provided that the officers and directors reasonably believe such actions to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Market and Capital Risks

Future issuance of Common Stock of the Company, including the exercise of currently outstanding Warrants and the issuance of shares to Ropart Asset Management as part of their compensation for the 2003 Bridge Note, may lead to dilution in the value of our common stock, a reduction in shareholder voting power, and allow a change in control.

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

High-Risk Investment and Restrictions on Marketability

Our common stock has traded on the Over-the-Counter Bulletin Board since August 2002. The bid price of our common stock has been less than $5.00 during this period. As such, our stock is subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Interactive Motorsports and Entertainment Corp. and Subsidiaries

Indianapolis, Indiana

We have audited the accompanying consolidated balance sheet of Interactive Motorsports and Entertainment Corp. and Subsidiaries, as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Motorsports and Entertainment Corp. and Subsidiaries, as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with United States generally accepted accounting principles.

/s/ HJ & Associates, LLC

-----------------------------------------------

HJ & Associates, LLC

Salt Lake City, Utah

February 27, 2007

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheet

ASSETS

For the Year Ended December 31, 2006

CURRENT ASSETS
Cash	$216,323
Accounts Receivable, net	229,506
Inventory	254,322
Prepaid Expenses	22,724
Notes Receivable	3,143
Total Current Assets	726,018

TOTAL PROPERTY AND EQUIPMENT, NET (Note 4)	885,711

OTHER ASSETS
Deposits	28,471
Notes Receivable	305,642
Total Other Assets	334,113

Total Assets	$1,945,842

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheet (Continued)

LIABILTIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

For the Year Ended December 31, 2006

CURRENT LIABILITIES
Accounts Payable	$581,281
Accrued Payroll Expense	66,762
Accrued Sales Tax Payable	34,360
Gift Certificates & Customer Deposits	23,248
Deposits on Simulator Sales (Note 13)	1,019,093
Accrued Liabilities (Note 12)	432,745
Notes Payable - Related Parties (Note 9)	146,000
Notes Payable – Current Portion (Note 5)	1,539,795
Total Current Liabilities	3,843,284

LONG-TERM LIABILITIES
Notes Payable – Long Term Portion (Note 5)	1,957,471

Total Liabilities	5,800,755

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value, 200,000,000 shares Authorized, 96,397,506 shares issued and outstanding	9,640
Additional Paid in Capital	5,498,749
Retained Deficit	(9,363,302)
Total Shareholders’ Equity (Deficit)	(3,854,913)

Total Liabilities & Shareholders’ Equity (Deficit)	$1,945,842

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31
	2006	2005

REVENUES
Company Owned Stores	$1,853,647	$2,363,740
Revenue Share Revenues	383,523	581,145
Leasing Revenues	69,667	57,000
Sales of Simulator Systems	2,827,451	1,837,103
Special Events Sales	217,010	-
Total Revenues	5,351,298	4,838,988

COST OF SALES
COGS - Merchandise	45,660	115,972
Group Sales Expenses	3,297	12,645
COGS - Sale of Simulators	1,052,481	418,617
COGS – Special Events	159,766	-
Total Cost of Sales	1,261,204	547,234

GROSS PROFIT	4,090,094	4,291,754

GENERAL & ADMIN. EXPENSES
Payroll Related Expenses	1,569,354	1,995,651
Occupancy Expenses	1,106,796	1,161,423
Other Operating Expenses	1,455,853	1,750,162
Total Operating Expenses	4,132,003	4,907,236

OPERATING LOSS	(41,909)	(615,482)

OTHER INCOME (EXPENSE)
Interest Expense	(556,245)	(506,156)
Gain on Extinguishments of Debt	-	26,564
Total Other Income (Expense)	(556,245)	(479,592)

LOSS BEFORE INCOME TAXES	(598,154)	(1,095,074)

INCOME TAX EXPENSE	-	-

NET LOSS	$(598,154)	$(1,095,074)

LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	94,378,209	90,278,841

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Statements of Shareholders’ Equity (Deficit)

			Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Balance at December 31, 2004	87,715,910	$8,772	$4,810,767	$(7,670,074)	$(2,850,535)

Common stock issued for payment of Loan Interest	5,053,267	1,363	376,466	-	377,829

Common stock issued for services	1,000,000	100	69,900	-	70,000

Warrant issued for Dolphin Asset Purchase	-	(858)	87,250	-	86,392

Cost of options for 2005 notes	-	-	15,887	-	15,887

Net loss for the year ended December 31, 2005	-	-	-	(1,095,074)	(1,095,074)

Balance at December 31, 2005	93,769,177	9,377	5,360,270	(8,765,148)	(3,395,501)

Common stock issued for payment of Loan Interest	2,628,329	263	77,737	-	78,000

Warrant issued for Dolphin Asset Purchase	-	-	60,742	-	60,742

Net loss for the year ended December 31, 2006	-	-	-	(598,154)	(598,154)

Balance at December 31, 2006	96,397,506	$9,640	$5,498,749	$(9,363,302)	$(3,854,913)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(598,154)	$(1,095,074)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	388,797	454,337
Common stock issued for services and interest	78,000	49,829
Warrants issued related to sales agreements	60,742	86,392
Amortization of notes payable discount	(45,953)	43,879
Amortization of dolphin Financing Agreement	(408,382)	(311,944)
Gain on extinguishment of debt	-	(26,564)
Bad debt expense	-	253,481
Net changes in operating assets and liabilities:
Increase in trade accounts and other receivable	(14,135)	(348,910)
(Increase) decrease in inventory	(45,869)	51,478
(Increase) decrease in prepaid expenses and other assets	50,590	45,706
Decrease in intangibles	-	12,927
Increase (decrease) in accounts payable	(65,100)	533,510
Increase (decrease) in accrued payroll and payroll taxes	10,344	114,804
Increase (decrease) in sales tax payable	22,343	(14,705)
Increase (decrease) in gift certificates and customer deposits	624	(20,264)
Increase (decrease) in accrued expenses	68,176	(779,105)
Decrease in deposits on simulator sales	(238,008)	(316,877)

Net Cash Used by Operating Activities	(735,985)	(1,267,100)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(197,987)	(1,024,410)
Sale of property and equipment	113,031	202,430

Net Cash Used by Investing Activities	(84,956)	(821,980)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes payable	(265,916)	(540,171)
Proceeds from issuance of notes payable	950,000	1,647,758

Net Cash Provided by Financing Activities	684,084	1,107,587

INCREASE (DECREASE) IN CASH	(136,857)	(981,493)

CASH, BEGINNING OF YEAR	353,180	1,334,673

CASH, END OF YEAR	$216,323	$353,180

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31

	2006	2005

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest	$165,372	$87,455
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

Common stock issued for services and interest	$78,000	$447,829
Warrants sold	$60,742	$86,392
Options granted on notes payable	$-	$15,887

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 - BASIS OF PRESENTATION

Interactive Motorsports and Entertainment Corp was incorporated in Indiana and began operations on August 3, 2002. Perfect Line, Inc. was also incorporated in Indiana, and began operations on August 2, 2002.

Interactive Motorsports and Entertainment Corp., through its wholly owned subsidiary, Perfect Line, Inc. (the “Company”), (1) owns and operates two NASCAR Silicon Motor Speedway stores offering licensed NASCAR-branded entertainment products, (2) has ongoing revenue share agreements with third parties allowing them use of our NASCAR racing simulators and proprietary software, (3) sells its simulators and licenses its proprietary software to third parties, and (4) leases its simulators and its proprietary software to third parties. The cornerstone of the Company’s revised business model includes the expansion of the revenue share and lease base of operators, and the sale or lease of its new Reactor simulators for mobile marketing applications. In revenue sharing, the Company enters into an agreement whereby the Company is entitled to an agreed percentage of the revenue generated by the simulator, subject to a minimum due each month.

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

c. CONSOLIDATION

The consolidated financial statements at December 31, 2006 and 2005 include the accounts of the Company and its wholly owned operating subsidiaries, Perfect Line, Inc. and Race Car Simulators. Intercompany transactions and balances have been eliminated in consolidation.

d. CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all demand deposit balances and all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. CONCENTRATION OF RISK

The Company maintains a demand deposit account where the balance in the account may at times exceed the FDIC insurance limits of $100,000. At December 31, 2006, the amount exceeding the FDIC limit was $68,883.

f. ACCOUNTS RECEIVABLE

Account receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and using historical experience applied to an aging of accounts. Account receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are offset against the allowance when received. At December 31, 2006 the balance of Accounts Receivable of $229,506 is net of a $238,781 reserve for uncollectible accounts related to Checker Flag Lightning.

g. PROPERTY AND EQUIPMENT

The Company records its property and equipment at cost and once in service, depreciates it using the straight-line method over the estimated useful lives of the respective asset classes as follows:

Software 3 Years, Furniture, Fixtures, and Equipment 5 to 7 Years

h. LONG-LIVED ASSETS

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

i. MERCHANDISE INVENTORY

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. MANUFACTURING INVENTORY

Manufacturing inventories are carried at the lower of cost or market as determined by the first-in, first-out method. These inventories consist of completed simulators that are ready to be installed in a site, as well as various components of our simulation system that have not been allocated to a specific site.

k. INVENTORY

At December 31, 2006, inventory consisted of the following:

Merchandise Inventory	$17,496
Simulators Inventory	158,462
Manufacturing Inventory	82,364
Inventory Reserve	(4,000)

Total Inventory	$254,322

l. CONSTRUCTION IN PROGRESS

The Company records all costs associated with the acquisition of components and build out of new sites in Construction in Progress. Once the site build is completed, costs associated with the build are recognized as a cost of sale or capitalized as Property and Equipment, and are depreciated as noted in paragraph (f) above.

m. DIVIDENDS

The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company does not presently intend to pay dividends at any point in the foreseeable future.

n. REVENUE RECOGNITION AND UNEARNED REVENUE

The Company recognizes revenue for its services at the time the services have been rendered. In the case of gift certificates and customer deposits for group events, these amounts are deferred and recognized when the associated services are rendered or upon expiration. During 2003 the Company began a program of selling some of its new or used simulators. The Company has outstanding as of December 31, 2006, deposits of $1,019,093 relating to these sales. The Company’s policy is to recognize revenue on a percentage of completion basis throughout the procurement and installation process until all terms of the contract have been met and no obligations remain for the Company to perform. The percentage of completion for any given sales contract is determined by the ratio of costs incurred to date to the total estimated cost for each site build. Costs incurred consist of purchased components, outside services, and outside contract labor cost.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On December 31, 2004, March 31, 2005 and April 15, 2005, the Company and its two subsidiaries entered into an agreement to sell 44 of its race car simulators. The purchase price of $1,536,600, $720,000 and $600,000 respectively was paid in cash by the date of the agreement. In addition to transferring title to the simulators, the Company sold a management agreement to provide services for the term of the contract and sold 5,161,500, 1,080,000 and 900,000 common stock warrants, respectively, which are exercisable for 5 years at $0.10 per warrant. The purchase agreement is being treated as a borrowing in accordance with the guidance provided in paragraphs 21-22 of the Statement of Financial Accounting Standards No. 13 (SFAS 13). The purchase price is being amortized over a five year term with an annual rate of 15%. The annual amortization of the Dolphin borrowing decreased notes payable and increased net income by $408,382 and $305,407 for 2006 and 2005, respectively. The annual revenue recognized was $706,432 and $605,845 for 2006 and 2005, respectively, and was offset by an interest expense of $298,050 and $300,437 for 2006 and 2005, respectively.

o. NET LOSS PER SHARE

The computation of net loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The Company calculates loss per share pursuant to Statement of Financial Accounting Standards No. 148 (SFAS 148), Earnings Per Share. Basic loss per share is computed based upon the weighted average number of common shares issued and outstanding during each year. Diluted loss per share amounts assumes conversion, exercise, or issuance of all potential common stock instruments (stock options, warrants and convertible preferred stock). Potentially dilutive securities including preferred stock, warrants and stock options are excluded from diluted loss per share during net loss periods because these securities would be anti-dilutive. The Company has excluded 9,666,500 of dilutive instruments at December 31, 2006.

p. CONSOLIDATION

The consolidated financial statements at December 31, 2006 and 2005 include the accounts of the Company and its wholly owned operating subsidiaries, Perfect Line, Inc. and Race Car Simulators. Intercompany transactions and balances have been eliminated in consolidation.

q. INCOME TAXES

The Company provides for income taxes based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. At December 31, 2006, the Company’s net deferred tax asset is fully offset by a valuation allowance.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

r. ADVERTISING

Advertising expenses were $57,751 and $75,702 for the years ended December 31, 2006 and 2005, respectively.

s. WARRANTY POLICY DISCLOSURE

The Company accrues a liability on the warranty of simulators sold for the cost of future repairs. In general the warranty covers the cost of parts, labor and travel for a predetermined period of time ranging from six months to two years. The warranty is determined by the Company on a per contract basis.

	For the Year Ended December 31,
Warranty Period	2005	2006
2006	$17,028
2007	9,274	$18,314
2008		11,422

Total	26,302	29,736

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 3 - EQUITY TRANSACTIONS AND COMMON STOCK WARRANTS

Preferred Stock

At June 30, 2002, Perfect Line placed with investors 4,745,456 shares of convertible preferred stock (the “Preferred Stock”) for cash proceeds of $2,610,050 under a private placement memorandum dated May 10, 2002. These funds were to be held in escrow until the occurrence of certain events. The proceeds of this offering were used to pay down debt and other liabilities and to provide working capital funds for the business. The Preferred Stock is mandatorily convertible one year after issuance into one share of Common Stock or one dollar worth of Common Stock as of the conversion date, as calculated by the 10-day trailing average of the bid and ask price prior to conversion, whichever is more favorable to the shareholder. On July 31, 2003 the Company entered into an agreement with one preferred shareholder which extended the conversion date to January 1, 2004. These shares were subsequently converted into 11,363,640 Common Shares on January 29, 2004.

For every two shares of Preferred Stock, the investor received one warrant (the “Preferred Stock Warrants”) to purchase Common Stock at a price of $1.50 per share expiring three years from the date of issuance. The Preferred Stock Warrants are callable by the Company for $0.10 per warrant at any time at the option of the Company. At December 31, 2006 all these warrants had expired.

Common Stock

In connection with a certain asset purchase agreement, the Company granted warrants to allow the seller to purchase up to $2 million in value of the Company’s common stock at a price equal to the value per share at the time the warrants are exercised. The warrants are exercisable at any time prior to December 14, 2011, upon the occurrence of certain events. Management has determined the likelihood of occurrence of these certain events is remote and has therefore assigned no value to these warrants. No warrants have been exercised as of December 31, 2006.

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

On September 11, 2006, the Company issued 1,818,484 shares of common stock per the terms of the Secured Bridge Notes due December 31, 2003 (Note 5). Total interest expense associated with this issuance was $60,000.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 3 - EQUITY TRANSACTIONS AND COMMON STOCK WARRANTS (Continued)

On December 9, 2006, the Company issued 809,845 shares of common stock per the terms of the Secured Bridge Notes initially due December 31, 2003 (Note 5). Total interest expense associated with this issuance was $18,000.

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

On July 14, 2006, the Company entered into Note and Warrant Purchase and Security agreements to sell $950,000 15% notes in aggregate principal amount of its Secured Notes due August 1, 2010. Simultaneous to this transaction, the Company sold the buyer 2,375,000 common stock warrants, which are exercisable for four years from the date of the transaction at $0.10 per warrant. Using the Black Scholes valuation model, the Company determined the value of these warrants to be $60,742, assuming a risk-free interest rate of 4.96% over a period of four years.

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2006, property and equipment was comprised of the following:

Furniture, Fixtures and Equipment	$1,576,965
Revenue share installation costs	289,339
Construction in Progress	118,397
Software	791,864
Total Property and Equipment	2,776,565

Less: Accumulated depreciation	1,890,854

Property and Equipment, net	$885,711

Depreciation expense for the years ended December 31, 2006 and 2005 was $388,797 and $454,337 respectively.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 5 - DEBT AND CREDIT ARRANGEMENTS

On March 7, 2003, Perfect Line, Inc. issued Secured Bridge Notes due December 31, 2003 (the “Bridge Notes”) in the aggregate principal amount of $700,000 to one institutional investor and three related-party investors (Note 9). Under the terms of the agreement; Ropart Asset Management Fund, LLC (“Ropart”), Tampa Bay Financial, Inc. (related-party), William R. Donaldson (related-party) and Erik R. Risman (related-party at that time), were to receive the principal sum of $500,000, $100,000, $50,000 and $50,000, respectively, on December 31, 2003. Interest was to be paid on the unpaid principal balance existing prior to maturity at an annual rate of twelve percent (12%). Interest on the unpaid principal under the Notes was due and payable in arrears on the first day of each month, commencing April 1, 2003. Additionally, interest accrued at an annual rate of twelve percent (12%), which was to be repaid in shares of common stock. All amounts due under the notes were due and payable December 31, 2003. Ropart and Donaldson have signed amendments extending the note until an undetermined date in 2006, Tampa Bay Financial’s balance was transferred to a third party controlled by a major Company shareholder, and along with an additional Company obligation, was rolled over to the Company’s February 2, 2004 Note and Option and Security offering (below) and Risman was paid in full in 2004 by the Company.

Ropart and Risman also received warrants in the amounts of 2,941,176 and 294,118, respectively, entitling them to purchase from the Company, at an exercise price of $0.17, common shares of the Company at any time before the earlier of June 30, 2004 or six months following payment of the Bridge Note in full. The warrants expired unexercised in 2004.

Pursuant to the Note and Option Purchase Agreement and Security Agreement dated February 2, 2004 (“2004 Agreement”), the Company issued notes bearing an interest rate of 9.6% payable in the total amount of $750,000. These notes were issued between February 2, 2004 and June 6, 2004. Each note came with an option to purchase common shares of the Company equal to the amount of notes purchased divided by the fair market value of the Company’s stock on the date of issuance. The notes became due on February 2, 2005, and $260,000 of the notes was paid in full at that time. A note holder of an additional $344,000 of the notes elected to receive a cash payment of $16,000 and exercise options granted with the note purchase for full payment of the note per the terms of the 2004 Agreement. The note holder of the final $146,000 in notes has been repaid $50,000, and has agreed to extend the maturity date of their note to an undetermined date in 2007, with the expiration of the accompanying option to follow 30 days past the maturity date.

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

December 31, 2006 and 2005

NOTE 5 - DEBT AND CREDIT ARRANGEMENTS (Continued)

The value of the options will be amortized to interest expense over their life which expires on November 1, 2007. Amortization of option discount for the options related to the 2005 Agreement of $7,831 and $1,530 was included in interest expense for the twelve months ended December 31, 2006 and 2005, respectively.

On March 29, 2006, Perfect Line and MOAC Mall Holdings, LLC, the Mall of America landlord, agreed to a stipulation agreement whereby Perfect Line signed a promissory note totaling $294,652 payable in five (5) quarterly installments, with the first payment of $78,471 made on February 28, 2006, and payments of $54,045 to be made beginning July 14, 2006 and ending July 15, 2007.  The $54,045 payments for 2006 were made on July 14 and November 15.

On July 14, 2006, Interactive Motorsports and Entertainment Corp. (the “Company”) and its wholly owned subsidiary, Perfect Line, Inc. (“Perfect Line”) entered into Note and Warrant Purchase and Security Agreements with ten (10) investors in a private placement which is exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Reg. D and Rule 506 adopted thereunder. The Notes, totaling $950,000, were issued by Perfect Line, will be fully paid down July 17, 2010 and bear interest at a rate of 15% per annum for the total interest amount over the four year period of $314,988. Each note came with an option to purchase common shares of the Company equal to two and one half times the amount of notes purchased divided by the exercise price of the option.

The value of the options will be amortized to interest expense over their life which expires on July 13, 2010. Amortization of option discount for the options related to the 2006 Agreement of $6,598 was included in interest expense for the twelve months ended December 31, 2006.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 5 - DEBT AND CREDIT ARRANGEMENTS (Continued)

Notes Payable consisted of the following at December 31, 2006:

Note payable to investor bearing interest at 12%, due at an undetermined date in 2007. Secured by certain simulators of the Company and a personal guaranty of the President of the Company.	$600,000

Note payable to individuals, bearing interest at 12%, due October 1, 2007. Secured by certain simulators of the Company.	122,500

Note payable to a landlord, currently under negotiation	95,580

Note payable to a landlord, bearing interest at 10.9%, due July 15, 2007, two payments of $54,045 are due March and July of 2007	108,091

Borrowing transaction with RCS bearing imputed interest at 15%, 5 year term.	1,760,761

Note payable to individuals, bearing interest at 15%, due July 13, 2010. Secured by certain simulators of the Company.	870,644

Less: unamortized discount	(60,310)
Total Notes Payable	3,497,266

Less: Current Portion	(1,539,795)
Total Notes Payable – Long Term Portion	$1,957,471

Future maturities of notes payable as of December 31,
2007	$1,539,795
2008	787,253
2009	909,189
2010	261,029
Total Notes Payable	$3,497,266

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 6 - LICENSING AND CONSULTING AGREEMENTS

The Company has a licensing agreement with the National Association for Stock Car Auto Racing, Inc. (“NASCAR”) for location-based entertainment, which allows the Company to use the NASCAR name and logo. The Company’s confidential licensing agreement with NASCAR requires annual royalty payments in 2002 and quarterly royalty payments from 2003 through 2009 based on simulator, merchandise, food, beverage, sponsor, and remote site revenues at varying percentages. The licensing agreement is subject to renewal on December 31, 2009. The Company has been in discussions with NASCAR about terminating the license for the “NASCAR Silicon Motor Speedway” logo since management feels the license is expensive for use in only 2 sites (Mall of America and Universal CityWalk). Various options are being discussed with NASCAR currently, but the sites will all continue to use the licensed NASCAR tracks and teams in any scenario.

The Company also has licensing agreements with several NASCAR race teams, drivers, and racetracks that expire on various dates between December 31, 2005 and December 31, 2007.

NOTE 7 - RENT COMMITMENTS

The Company rents various office and retail space under long-term, non-cancelable operating leases, some of which include renewal options, expiring on various dates through 2010. The Company also leases certain office equipment pursuant to a non-cancelable operating lease with terms of three years. Rent expense approximated $1,017,071, and $1,035,336 for the years ended December 31, 2006 and 2005, respectively. During 2004, the Company entered into various agreements with Checker Flag Lightning and the landlords of specific company stores whereby CFL assumed the operation of the store, and assumed primary responsibility for payments of the monthly rent. The first column below shows the full impact of all the rental agreements the Company is a party to. The second column shows the Company’s rental obligations as a consequence of our agreements with CFL and various mall owners.

At December 31, 2006, the future minimum rental payments required under all non-cancelable operating leases were as follows:

Payable In	All Rental Payments	Net of CFL Rental Payments
2007	977,021	623,813
2008	754,602	401,394
2009	703,677	379,944
2010	379,944	379,944

Total Required Rental Payments	$2,815,244	$1,785,095

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 8 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. The Company’s subsidiary, Perfect Line, Inc., filed a complaint in the U.S. District Court Southern District of Indiana on December 6, 2006 against Checker Flag Lightning, LLC and Mike Schuelke, seeking a Declaratory Judgment, Injunctive Relief and Damages for failing to make the required payments (at least $559,119) under certain lease agreements between Checker Flag Lightning and Perfect Line. The Company cannot be sure of the outcome of this litigation.

On September 6, 2006, Perfect Line and its lease assignee, Checker Flag Lightning, were served a complaint from Mall of Georgia for past due rent totaling $164,726 between the two parties of which $95,580 is directly attributable past rent due by Perfect Line. The non-performance of CFL in paying either its rent obligations to Mall of Georgia under the assigned lease or the payments due to Perfect Line under their revenue share agreement has resulted in this complaint from Mall of Georgia. Perfect Line has agreed to the terms of a settlement agreement with Mall of Georgia and is waiting on the settlement agreement draft for review at the time of this filing. The terms of the settlement will allow Perfect Line the ability to remove the 8 SMS simulators at the Mall of Georgia location and permits Perfect Line a reasonable time period for the payment of its obligations to Mall of Georgia while it reactivates the simulators into the market.

The Company has a contractual obligation to Dolphin binding Perfect Line to a minimum payment of guaranteed revenue for the term of the existing lease/revenue share agreements or three years, whichever comes later as stated in the Asset Purchase Agreement. As of December 31, 2006, the Company was made aware of the default of $102,000 payments in arrears of one of the lease partners. At the time of this filing, Dolphin and the lease partner were negotiating payment terms for the amount of the default, but the Company cannot assure that the parties can come to an agreement on terms acceptable to both parties. .

As of the filing of this Annual Report on Form 10-KSB, the Company is not aware of any material legal actions directed against the Company.

NOTE 9 - RELATED PARTY NOTES PAYABLE

Note payable to the President of the Company, bearing interest at 12% per annum. Due December 31, 2007. Secured by certain assets of the Company.	$50,000

Note payable to an entity controlled by a major shareholder of the Company, bearing interest at 9.6% per annum, due February 2, 2007. Secured by certain simulators of the Company and personal guarantee of the President.	96,000

Total Related Parties Notes Payable	$146,000

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 10 - INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005

Deferred tax assets:
NOL Carryover	$2,623,550	$2,397,601
Depreciation	66,550	130,787

Deferred tax liabilities:
Valuation allowance	(2,690,100)	(2,528,388)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

	2006	2005

Book loss	$(233,280)	$(230,715)

Loss on the Sale of Assets	(4,705)	(29,375)

Depreciation	19,735	39,610

Meals and Entertainment	1,450	1,823

Stock for services/options expense	30,320	180,160
Other	-	4,145
Valuation Allowance	225,950	34,352

Net Income tax provision	$-	$-

At December 31, 2006, the Company had net operating loss carryforwards of approximately $5,447,000 that may be offset against future taxable income from the year 2006 through 2024. No tax benefit has been reported in the December 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 10 - INCOME TAXES (continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future years.

NOTE 11 -	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS 154 did not have an impact to the Company's overall results of operations or financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 11 -	RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In March of 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities, and (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS 156 is effective for all servicing assets and liabilities as of the beginning of an entity's first fiscal year that begins after September 15, 2006.  The effect of adoption of SFAS 156 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48) – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The effect of adoption of FIN 48 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, SFAS 157 clarifies and codifies related guidance within other generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The effect of adoption of SFAS 157 is not anticipated to have a material impact on the Company’s consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 11 -	RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).  SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 also eliminates the option in SFAS 87 to measure plan assets and obligations up to three months prior to the financial statement date.  SFAS 158 is effective for fiscal years ending after December 15, 2006.  The adoption of SFAS 158 did not have an impact to the Company's overall results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS No. 115” (SFAS  159).  SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial position and results of operations.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 12 - ACCRUED LIABILITIES

Accrued Liabilities consisted of the following at December 31, 2006

Back rent owed to various landlords on sites now operated by Checker Flag Lightning, Inc. The Company is in various stages of negotiation to resolve this liability.	$125,835
Vacation pay accrual	55,442
Accrued warrant expenses on sold simulators	29,736
Accrued licensing fees	110,750
Accrued property taxes	29,500
Accrued purchases	60,500
Accrued miscellaneous expenses	20,982

Total Accrued Liabilities	$432,745

NOTE 13 - DEPOSITS ON SIMULATOR SALES

Deposits on simulator sales consist of the following on December 31, 2006

Company	Number of Units	Amount

Roltex Group*	8 Simulators	$552,692
Tonne Management*	4 Simulators	222,000
Bookstore Management	3 Simulators	140,000
DGI, Inc.	6 Reactors	84,000
Daytona USA	Computers only (8)	20,401

Total deposits on simulator sales		$1,019,093

* The Company has not been in recent communication with the principles of Roltex Group and Tonne Management in regards to the completion of the related contracts.

NOTE 14 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December of 2006, DGI, Inc., an Indiana corporation managed by and under majority ownership of William R. Donaldson, purchased 10 Reactor simulators for $370,000 from Perfect Line and subsequently leased the simulators to Sprint Nextel (6) and Toyota (4). Mr. Donaldson is the Chairman and Chief Executive Officer of the Company.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 15 – SUBSEQUENT EVENTS

On February 7, 2007, the Company and iRacing.com Motorsport Simulations signed a Letter of Intent to enter into a licensing relationship for Perfect Line’s exclusive use of iRacing.com’s Sim Technology (as defined) within Perfect Line’s motion platforms employed within their racing centers and mobile marketing units.

Perfect Line has contracted with DGI, Inc. for an additional 14 Reactor simulators, 12 of which will be installed in three separate Sprint Nextel mobile marketing experiences (4 in each experience) and 2 which will be installed in a Toyota interactive show car experience.

NOTE 16 – LIQUIDITY

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses.

The Company has incurred substantial net operating losses since inception and negative cash flows from operating activities through December 31, 2006 resulting in an accumulated deficit of $9.3 million. During fiscal year 2006, cash decreased from $353,180 to $216,323, largely due the continued development of the new Reactor and interest paid on debt.

The Company recorded a net loss of $598,154 in fiscal year 2006. As of December 31, 2006, the Company had $216,323 in cash to fund operations.

The Company is dependent on available cash and operating cash flow to finance operations and meet its other capital needs. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to cover its working capital needs and fund expected capital expenditures over at least the next twelve months.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

The Principal Executive Officer (“PEO”), who is also the Principal Financial Officer (“PFO”) of the Company, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the PEO/PFO has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Board of Directors and Executive Officers of the Company consist of the persons named in the table below. Vacancies on the Board of Directors may only be filled by the Board of Directors by majority vote at a Board of Director’s meeting, or at a shareholders’ meeting at which stockholders holding a majority of the issued and outstanding shares of capital stock are present. Each director shall be elected for the term of one year, and until his or her successor is elected and qualified, or until his or her earlier resignation or removal. The bylaws provide that we have at least one director. The directors and executive officers of the Company are as follows:

Name	Age	Position

William R. Donaldson	50	Chairman, Chief Executive Officer and Secretary
Carl L. Smith, Sr.	65	Director
Cary Agajanian	64	Director

Mr. Donaldson has been a major influence in the international racing industry for over 25 years. He served as the Executive Vice President of the Indianapolis Motor Speedway (“IMS”), the largest spectator stadium in the world, and concurrently served as President of IMS subsidiaries, IMS Properties and IMS Events. At IMS, he was on the executive management team that initiated such events as the NASCAR Brickyard 400, Indy FanFest, the Senior PGA Tournament held at Brickyard Crossing, the Indy 200 at Walt Disney World, and the launch of the Indy Racing League. Mr. Donaldson also managed the Inaugural NASCAR Winston Cup event at Las Vegas Motor Speedway, and he managed the launch of the Petit Le Mans at Road Atlanta, and the American and European Le Mans Series. He has extensive experience with domestic and international television broadcasting. He has a Bachelor of Arts degree from DePauw University in Greencastle, Indiana.

Mr. Smith is a successful entrepreneur, whose business interests and ownerships have over his professional life, spanned a wide variety of products and services. With over 38 years of experience in business development, marketing, sales and finance, he provides a diverse level of knowledge and expertise to the Company. He was the founder of Catalyst Marketing Corporation, a public company that, under his leadership, grew to become one of the most successful telecommunications marketing agencies for products and services of industry giant, MCI, which was later acquired by WorldCom. In 1991, he co-founded Tampa Bay Financial, Inc., a former venture capital firm that specialized in micro-cap, first stage corporate investments and, one year later, was selected as a member of the prestigious “Who’s Who of American Business Executives.” Mr. Smith has successfully engineered the turn around and revitalization of several troubled public companies and has also been involved in capitalizing and taking many young private companies public through a reverse merger strategy.

Mr. Agajanian literally grew up in the sport of auto racing, with his family running racing teams and racetracks. He now owns Motorsports Management International, a multi-faceted company that is an industry leader in the areas of event representation, corporate consulting, and sponsorship negotiation. For the past 10 years, Mr. Agajanian has served on motorsports boards such as the Automobile Competition Committee of the United States (ACCUS), the American Motorcyclist Association (AMA, Vice-Chairman) and United States Auto Club (USAC) Properties. Mr. Agajanian’s company has been involved in securing hundreds of sponsorship arrangements and is the only company in the United States to offer star race drivers premium representation services in corporate structures, pension benefits, trusts and estates and contract negotiation. NASCAR Nextel Cup star Tony Stewart has been represented by Motorsports Management International, and Mr. Agajanian also previously represented Jeff Gordon. Mr. Agajanian’s car ownership division has entered cars in the Indianapolis 500 for 36 consecutive years and now owns one of the premier teams in the NASCAR Busch Series.

The Company has no standing or separate audit committee, but rather the entire Board of Directors functions as the audit committee. The Board of Directors has determined that due to the size of the board of directors, and the limited resources of the Company, it is in the Company’s best interest to have the entire Board function as the audit committee.

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

Based solely on our review of such forms furnished to us and representations from certain reporting persons, filing requirements applicable to our executive officers, directors and more than 10% stockholders have been complied with during the twelve months ending December 31, 2006

Code of Ethics

The Company has adopted a Code of Ethics which is applicable to all officers, directors and employees of the Company. A copy of the Code of Ethics is available on the Company’s website which is www.smsonline.com under the investor relations button. The Company will forward, without charge, a copy of the Code of Ethics to any person requesting a copy. Requests should be directed to Interactive Motorsports and Entertainment Corp. Attn: Code of Ethics at 5624 West 73rd Street, Indianapolis, Indiana, 46278.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid to all persons serving as the Company’s chief executive officer and the Company’s most highly compensated executive officers other than its chief executive officer who were serving as executive officers at December 31, 2006 and whose annual compensation exceeded $100,000 during such year (collectively, the “Named Executive Officers”).

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year/ Period	Salary	Bonus	Other Annual Compensation (2)	Restricted Stock Awards	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation

William R. Donaldson, Chairman and CEO	2006	$150,000	-	$7,513	-	-	-	-
	2005	$150,000	-	$7,055	-	-	-	-
	2004	$150,000	-	$6,659	-	-	-	-

(2)	Includes cost of medical and life insurance.

Because the Company has not granted stock options or other equity awards to employees to date, the equity awards table is not included in this document.

Director Compensation

Directors of the Company are currently not paid for their services; however, the Company is considering establishing a compensation plan utilizing stock awards versus cash payments in 2007.

Because the Company has not compensated directors to date, the equity awards table is not included in this document.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 21, 2007 for each person or entity that is known by us to beneficially own more than 5% of our Common Stock. As of March 21, 2007, the Company had 96,397,506 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Nature of Ownership	Percent of Class

William R. Donaldson, Carmel, IN	17,736,450	Direct	18.40%
Vikki Cook, Sarasota, FL	10,104,422	Direct	10.48%
James Matheny, Cary, NC	8,691,151	Direct	9.02%
Dolphin Direct Equity Partners, LP (a)	7,141,500	Direct	7.41%
Alliance Investment Management, LTD, Nassau, Bahamas	6,337,846	Direct	6.57%

Total	50,011,369		51.88%

(a)

Dolphin Direct Equity Partners, LP (“Dolphin”) is the beneficial owner of 5,161,500 and 1,980,000 warrants that expire December 31, 2009 and March 31, 2010, respectively, and are exercisable at any time prior to expiration. The calculation used to determine the Percent of Class attributable to Dolphin assumes all the warrants held by Dolphin are exercised. The totals include Dolphin’s beneficial ownership of shares pursuant to the Warrants which are exercisable within 60 days.

Security Ownership of Management

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 21, 2007 for each of our directors and each of our Named Executive Officers, and all directors and executive officers as a group. As of March 21, 2007, the Company had 96,397,506 shares of Common Stock outstanding.

Name, Position and Address of Beneficial Owner	Amount of Beneficial Ownership (1)	Nature of Ownership	Percent of Class

William R. Donaldson, Chairman, Chief Executive Officer, and Secretary; Carmel, Indiana	17,736,450	Direct	18.40%
Carl L. Smith, Director; Sarasota, Florida	-	n/a	-
Cary Agajanian, Director; Los Angeles, California	-	n/a	-
Total	17,736,450		18.40%

All Executive Officers & Directors as a Group (3 persons)	17,736,450		18.40%

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

In December of 2006, DGI, Inc., an Indiana corporation managed by and under majority ownership of William R. Donaldson, purchased 10 Reactor simulators for $370,000 from Perfect Line and subsequently leased the simulators to Sprint Nextel (6) and Toyota (4). Mr. Donaldson is the Chairman and Chief Executive Officer of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits.
3(i)	Articles of Incorporation [1]
3(ii)	ByLaws[1]
10.1	Form of Secured Bridge Notes [2]
10.2	Form of Procurement Contract [3]
10.3	Form of Master Revenue Sharing Agreement [3]
10.4	Asset Purchase Agreement with Race Car Simulation Corporation, a portfolio company of Dolphin Direct Equity Partners, LP [4]
10.5	Asset Purchase Agreement with Checker Flag Lightning, LLC, a Michigan limited liability company [5]
11.1	Computation of Earnings (Loss) Per Share
14.1	Code of Ethics
21.1	Subsidiaries
31.1	Certification of William R. Donaldson as Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Security Exchange Act of 1934
32.1	Certification of William R. Donaldson as Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of William R. Donaldson as Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350

1) Incorporated by reference from Form 10-QSB filed on November 14, 2002
2) Incorporated by reference from Form 8-K filed on March 13, 2003

3) Incorporated by reference from Form 10-QSB filed on May 17, 2004

4) Incorporated by reference from Form 8-K filed on January 6, 2005
5) Incorporated by reference from Form 8-K filed on January 6, 2006

B.	Reports on Form 8-K.

1.	Form 8-K	Filed January 6, 2006	Entered into an Asset Purchase Agreement pursuant to which it sold twenty-eight (28) of its race car simulators to Checker Flag Lightning, LLC, a Michigan limited liability company.
2.	Form 8-K	Filed July 20, 2006	Announcement of note, warrant, and security agreements with investors in a private placement.
3.	Form 8-K	Filed August 21, 2006

Company management made the decision to restate the Company’s financials from the period beginning with Form 10-KSB for the year ended December 31, 2004 to the current date in order to account for the transactions with Race Car Simulator Corporation as a borrowing rather than an asset purchase in accordance with the guidance provided in paragraphs 21-22 of the Statement of Financial Accounting Standards No. 13 (SFAS 13).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services from HJ and Associates totaled $43,491 for the year ended December 31, 2005. Fees for audit services from HJ and Associates totaled $55,000 for the year ended December 31, 2006. Those auditing fees included fees associated with the annual audit, reviews of quarterly reports on Form 10-Q and procedures required by GAAP and GAAS.

Audit-Related Fees

Fees for audit-related services from HJ and Associates totaled $6,320 for the year ended December 31, 2005. There were no fees for audit-related services from HJ and Associates for the year ended December 31, 2006. These auditing services consisted of assistance related to SEC staff comment letter responses.

Tax Fees

Fees from HJ and Associates for tax services, including fees for review of the consolidated federal income tax return, totaled $62 for the year ended December 31, 2005. Fees from HJ and Associates for tax services, including fees for review of the consolidated federal income tax return, totaled $6,155 the year ended December 31, 2006.

All Other Fees

No fees were billed by HJ and Associates for the fiscal year ending December 31, 2005 and for the fiscal year ending December 31, 2006 other than those specified above.

PRE-APPROVAL POLICY FOR AUDIT AND NON-AUDIT SERVICES

The Company does not have a standing audit committee, and the full Board of Directors performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by HJ & Associates, LLC after March 18, 2004 were pre-approved by the Board of Directors of the Company.

The Company contemplates working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of the Company’s accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof, if one is established, be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that the Company’s new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor’s engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the Chairman of the Board of Directors, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor’s independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

There were no fees in 2006 which were not pre-approved by the Board of Directors. All services described above under the captions “Audit Fees,” “Audit Related Fees” and “Tax Fees” were approved by the Board of Directors pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

Date: March 28, 2007	By:	/s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 28, 2007	By:	/s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: March 28, 2007	By:	/s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chief Financial Officer and Treasurer

(Principal Financial Officer)

Date: March 28, 2007	By:	/s/ Carl L. Smith

-----------------------------------------------

Carl L. Smith

Director

Date: March 28, 2007	By:	/s/ Cary Agajanian

-----------------------------------------------

Cary Agajanian
Director

EXHIBIT INDEX

EXHIBITS:

Exhibits:

3(i)	Articles of Incorporation [1]
3(ii)	ByLaws[1]
10.1	Form of Secured Bridge Notes [2]
10.2	Form of Procurement Contract [3]
10.3	Form of Master Revenue Sharing Agreement [3]
10.4	Asset Purchase Agreement with Race Car Simulation Corporation, a portfolio company of Dolphin Direct Equity Partners, LP [4]
10.5	Asset Purchase Agreement with Checker Flag Lightning, LLC, a Michigan limited liability company [5]
11.1	Computation of Earnings (Loss) Per Share
14.1	Code of Ethics
21.1	Subsidiaries
31.1	Certification of William R. Donaldson as Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Security Exchange Act of 1934
32.1	Certification of William R. Donaldson as Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of William R. Donaldson as Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350

1) Incorporated by reference from Form 10-QSB filed on November 14, 2002
2) Incorporated by reference from Form 8-K filed on March 13, 2003

3) Incorporated by reference from Form 10-QSB filed on May 17, 2004

4) Incorporated by reference from Form 8-K filed on January 6, 2005
5) Incorporated by reference from Form 8-K filed on January 6, 2006