Form 10QSB
period 2007-03-31
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2007-05-17
CIK 1115551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Indicate by checkmark whether the Issuer: (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No [] (2) Yes ☒ No []

As of May 10, 2007, there were 96,397,506 (par value $0.0001) common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Exhibit Index on page 23.

INDEX TO QUARTERLY REPORT ON FORM 10-QSB

PAGE

NUMBER

SECTION

NOTE ON FORWARD-LOOKING INFORMATION	3
BASIS OF PRESENTATION	4

PART I

ITEM 1.	Unaudited Condensed Financial Statements and Notes to Financial Statements
Consolidated Balance Sheets at March 31, 2007 and December 31, 2006	5
Consolidated Statements of Operations for the Three Months Ended
March 31, 2007 and 2006	7
Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended
March 31, 2007 and 2006	8
Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2007 and 2006	9
Notes to Consolidated Financial Statements	11
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Internal Controls and Procedures	21

PART II

ITEM 1.	Legal Proceedings	22
ITEM 2.	Changes in Securities	22
ITEM 3.	Defaults Upon Senior Securities	22
ITEM 4.	Submission of Matters to a Vote of Security Holder	22
ITEM 5.	Other Information	22
ITEM 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES	24

EXHIBITS INDEX	25

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

As Perfect Line had revenues, operations, and business activity, for financial reporting purposes, Perfect Line is considered the acquirer, and therefore the predecessor, and the Company is considered the acquiree for accounting and reporting purposes. Due to the fact that the merger is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. The operations of Interactive Motorsports and Entertainment Corp. have been included in consolidation from August 2, 2002 through March 31, 2007.

All information in this Form 10-QSB is presented from the perspective of Interactive Motorsports and Entertainment Corp. and its subsidiary Perfect Line and not from the perspective of PIH.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

PART I

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ASSETS

	March 31, 2007	December 31, 2006
	(unaudited)

Current Assets
Cash	$104,622	$216,323
Accounts Receivable	276,307	229,506
Inventory	351,127	254,322
Prepaid Expenses	18,617	22,724
Notes Receivable	10,427	3,143
Total Current Assets	761,100	726,018

Property and Equipment
Total Property and Equipment, Net	726,825	885,711

Other Assets
Deposits	61,516	28,471
Notes Receivable	297,587	305,642
Total Other Assets	359,103	334,113

Total Assets	$1,847,028	$1,945,842

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILTIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	March 31, 2007	December 31, 2006
	(unaudited)

Current Liabilities
Accounts Payable	$678,962	$581,281
Accrued Payroll Expense	12,197	66,762
Accrued Sales Tax Payable	44,493	34,360
Gift Cert. & Customer Deposits	28,795	23,248
Deposits on Simulator Sales	1,031,261	1,019,093
Accrued Liabilities	504,035	432,745
Notes Payable - Related Parties	146,000	146,000
Notes payable – Current Portion	1,565,492	1,539,795
Total Current Liabilities	4,011,235	3,843,284

Long-term Liabilities
Notes payable	1,779,620	1,957,471

Total Liabilities	5,790,855	5,800,755

Shareholders Equity
Common stock, $0.0001 par value, 200,000,000 shares Authorized, 96,397,506 shares issued and outstanding	9,640	9,640
Additional Paid in Capital	5,498,749	5,498,749
Retained Deficit	(9,452,216)	(9,363,302)
Total Shareholders Deficit	(3,943,827)	(3,854,913)

Total Liabilities & Equity	$1,847,028	$1,945,842

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ending March 31
	2007	2006

Revenues
Company Store Sales	$529,370	$501,515
Revenue Share Sales	98,845	94,931
Simulator Leases	6,333	19,000
Sales of Simulator Systems	786,608	1,150,060
Total Revenues	1,421,156	1,765,506

Cost of Sales
COGS - Merchandise	12,131	4,057
Group Sales Expenses	18,829	11,459
COGS - Sale of Simulators	378,000	337,738
Total Cost of Sales	408,960	353,254

Gross Profit	1,012,196	1,412,252

General & Admin Expenses
Payroll Related Expenses	361,338	481,913
Occupancy Expenses	277,294	273,128
Other Operating Expenses	313,828	493,296
Total Operating Expenses	952,460	1,248,337

Operating Profit	59,736	163,915

Interest Expense	148,650	127,084

Net Income (Loss) before Income Tax Expense	(88,914)	36,831

Income Tax Expense	-	-

Net Income (Loss)	$(88,914)	$36,831

Net Income (Loss) Per Share – Basic and Fully Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	96,397,506	93,769,177

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Statements of Shareholders’ Equity (Deficit)

			Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Balance at December 31, 2005	93,769,177	$9,377	$5,360,270	$(8,765,148)	$(3,395,501)

Common stock issued for payment of Loan Interest	2,628,329	263	77,737	-	78,000

Warrant issued for Dolphin Asset Purchase	-	-	60,742	-	60,742

Net loss for the year ended December 31, 2006	-	-	-	(598,154)	(598,154)

Balance at December 31, 2006	96,397,506	9,640	5,498,749	(9,363,302)	(3,854,913)

Net loss for the period ended March 31, 2007 (Unaudited)	-	-	-	(88,914)	(88,914)

Balance at March 31, 2007 (Unaudited)	96,397,506	$9,640	$5,498,749	$(9,452,216)	$(3,943,827)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(88,914)	$36,831
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	73,880	114,813
Amortization of notes payable discount	7,018	1,958
Amortization of dolphin Financing Agreement	(111,968)	(96,461)
Net changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	(46,031)	40,865
(Increase) decrease in inventory	(19,257)	82,384
(Increase) decrease in prepaid expenses and other assets	4,108	(6,821)
Increase in deposits	(33,045)	-
Increase (decrease) in accounts payable	97,680	(229,891)
Decrease in accrued payroll and payroll taxes	(54,565)	(33,547)
Increase (decrease) in sales tax payable	10,133	(812)
Decrease in gift certificates and customer deposits	5,547	(3,569)
Increase (decrease) in accrued expenses	71,292	49,383
Increase (decrease) in deposits on simulator sales	12,168	(352,040)

Net Cash Used by Operations	(71,954)	(396,907)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(161,640)
Sale of property and equipment	7,458	142,013

Net Cash Provided (Used) by Investing Activities	7,458	(19,627)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance (payment) of notes payable	(47,205)	216,181

Net Cash Provided (Used) by Financing Activities	(47,205)	216,181

DECREASE IN CASH	(111,701)	(200,352)

CASH, BEGINNING OF PERIOD	216,323	353,180

CASH, END OF PERIOD	$104,622	$152,828

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Three Months Ended March 31

	2007	2006

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest	$57,942	$25,479

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

Discount on convertible notes	$-	$-
Warrants issued related to sales agreements	$-	$-

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheets of Interactive Motorsports and Entertainment Corp. (the “Company”) at March 31, 2007 and December 31, 2006 and the unaudited consolidated statements of operations and statements of cash flows for the three months ended March 31, 2007 and March 31, 2006 have been prepared by the Company’s management and do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Although management believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s latest annual financial statements included in the Company’s annual report on Form 10-KSB. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007 or any future period.

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

NOTE 2 - DEBT AND CREDIT ARRANGEMENTS

On February 2, 2004 and June 6, 2004, Perfect Line, Inc. issued notes bearing an interest rate of 9.6% payable in the total amount of $750,000. Each note came with an option to purchase common shares of the Company equal to the amount of notes purchased divided by the fair market value of the Company’s stock on the date of issuance. The notes became due on February 2, 2005, and $260,000 of the notes was paid in full at that time. A note holder of an additional $344,000 of the notes elected to receive a cash payment of $16,000 and exercise options granted with the note purchase for full payment of the note per the terms of the 2004 Agreement. The note holder of the final $146,000 in notes has been repaid $50,000, and has agreed to extend the maturity date of their note to an undetermined date in 2007, with the expiration of the accompanying option to follow 30 days past the maturity date.

The value of the options was amortized to interest expense over their original life which expired March 1, 2005. Amortization of option discount for the options related to the 2004 Agreement of $51,812 was included in interest expense for the twelve months ended December 31,2005.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

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

On March 29, 2006, Perfect Line and MOAC Mall Holdings, LLC, the Mall of America landlord, agreed to a stipulation agreement whereby Perfect Line signed a promissory note totaling $294,652 payable in five (5) quarterly installments, with the first payment of $78,471 made on February 28, 2006, and payments of $54,045 to be made beginning July 14, 2006 and ending July 15, 2007.  The $54,045 payments for 2006 were made on July 14 and November 15. The March 15 payment has been delayed.

On July 14, 2006, the Company and Perfect Line entered into Note and Warrant Purchase and Security Agreements with ten (10) investors in a private placement which is exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Reg. D and Rule 506 adopted thereunder. The Notes, totaling $950,000,were issued by Perfect Line, will be fully paid down July 17, 2010 and bear interest at a rate of 15% per annum for the total interest amount over the four (4) year period of $314,988. Each note came with an option to purchase common shares of the Company equal to two and one half times the amount of notes purchased divided by the exercise price of the option.

The value of the options will be amortized to interest expense over their life which expires on July 13, 2010. Amortization of option discount for the options related to the 2006 Agreement of $6,598 was included in interest expense for the twelve months ended December 31, 2006.

NOTE 3 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March of 2006, DGI, Inc., an Indiana corporation managed by and under majority ownership of William R. Donaldson, purchased 14 Reactor simulators for $574,000 from Perfect Line and subsequently leased the simulators to Sprint Nextel and Toyota. Mr. Donaldson is the Chairman and Chief Executive Officer of the Company.

NOTE 4 - SUBSEQUENT EVENTS

On April 12, 2007, the Company entered into a Mutual Release and Settlement Agreement with Mall of Georgia, LLC. See Part II, Item 1, Legal Proceedings for more details.

On April 17, 2007, Perfect Line and Lifestyle Ventures agreed to amend its current Note and Option agreement under the following terms:  1) Perfect Line paid Lifestyle $8,500 on April 17, reducing the note to $87,500; 2) the term was extended by 24 months; and 3) the pre-payment terms were amended to reflect that there will be no pre-payment option.  All other terms remained the same.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

On April 27, 2007, the Company filed a Motion for Partial Summary Judgment against Checker Flag Lightning, LLC (“CFL”) in the amount of $357,372 for claims II and VI of the Company’s filed complaint against CFL.

The Company believes it is nearing the completion of a negotiation with NASCAR to reduce the license of the NASCAR Silicon Motor Speedway brand name to one location, and in the process terminate the minimum royalty obligations for the exclusive use of that brand name for simulated racing centers. The Company plans to continue to license high profile NASCAR tracks and teams for integration of those brands within its proprietary software, but branding the racing centers with the NASCAR Silicon Motor Speedway will be reduced to one racing center at Universal CityWalk in Hollywood.

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

Overview

Interactive Motorsports and Entertainment Corp. (“IMTS” or the “Company”), an Indiana corporation, through its wholly owned subsidiary, Perfect Line, Inc. (“Perfect Line”), is a world leader in race simulation. The Company is in the business of manufacturing and then selling, revenue sharing or leasing race car simulators for the “out-of-home” interactive gaming market, contracting with operators in malls, amusement parks, family entertainment centers, casinos and trade shows and mobile fan interactive experiences. Under licenses from America’s fastest growing sport, NASCAR, simulator customers experience driving in a NASCAR race car that simulates the motion, sights and sounds of an actual NASCAR event. The Company owns and operates NASCAR Silicon Motor Speedway racing centers at the Mall of America in Minneapolis, MN, and at Universal CityWalk in Hollywood, CA, where racing on 12 simulators and NASCAR merchandise are sold at each site. The Company is positioning itself to be a world leader in the “out-of-home”, multi-site virtual league market.

The Company currently has two versions of race car simulators, the SMS and the Reactor, and in marketing these two products it leverages its strategic relationships and proprietary assets, which include sophisticated racing simulation technology (including two patent, and license agreements with NASCAR race tracks and race teams) to offer a unique and affordable race simulation experience.

For the three months ended March 31, 2007, the Company’s racing centers, leased and revenue share simulators and sold simulators generated revenue of approximately $1.4 million. Management has transitioned the Company’s business model from an owned and operated, mall-based racing center concept to a simulator purchase, revenue share or leasing business, with the owner of the purchased simulators required to enter into an ongoing license and maintenance agreement. The Company now offers two simulator products, both using the proprietary software and motion platform, but each offering different features and different price points.

Major Agreements: During the three months ended March 31, 2007, the Company and iRacing.com Motorsport Simulations signed a Letter of Intent to enter into a licensing relationship for Perfect Line’s exclusive use of iRacing’s Sim Technology (as defined) within Perfect Line’s motion platforms employed within their racing centers and mobile marketing units.

Perfect Line’s race simulators, including those owned by Race Car Simulation Corporation as discussed herein, are currently featured in the following locations:

Locations

Company Owned (24 Simulators):

Location	Year	Market	Sq. Ft.	Simulators
1) Mall of America	2001	Minneapolis, MN	5,899	12 SMS
2) Universal CityWalk	2001	Los Angeles, CA	5,000	12 SMS

Revenue Share (67 Simulators):

Location	Year	Market	Sq. Ft.	Simulators
1) NASCAR SpeedPark	2003	Sevierville, TN	1,584	6 SMS#
2) NASCAR SpeedPark	2003	St. Louis, MO	1,496	6 SMS#
3) Burdick Driver’s Village	2004	Syracuse, NY	3,472	8 SMS#
4) Bass Pro Outdoor	2004	Harrisburg, PA	500	2 SMS
5) Riverchase Galleria	2004	Birmingham, AL	6,188	8 SMS!!
6) Jordan Creek Town Center	2004	Des Moines, IA	4,000	8 SMS
7) NASCAR SpeedPark	2005	Toronto, Canada	1,500	6 SMS#
8) Bass Pro Outdoor	2005	Clarksville, IN	750	3 SMS
9) University Mall	2005	Burlington, VT	3,700	5 SMS
10) NASCAR SpeedPark	2006	Myrtle Beach, SC	1,600	6 SMS#
11) Bass Pro Outdoor	2006	Springfield, MO	500	3 SMS
12) Bass Pro Outdoor	2006	San Antonio, TX	500	2 SMS
13) Bass Pro Outdoor	2007	Mesa, AZ	500	2 SMS*
14) Bass Pro Outdoor	2007	Rancho Cucamonga, CA	500	2 SMS*

Mobile Units (42 Simulators):

Buyer	Year	Market	Simulators
1) DaimlerChrysler	2005	European Auto Shows	2 SMS
2) H&H Motorsports	2006	Mobile Experience	4 Reactors
3) Florida Simulated Racing Network	2006	Mobile Experience	4 Reactors
4) Exhibit Enterprises (Dodge)	2006	Mobile Experience	4 Reactors
5) Exhibit Enterprises (Dodge)	2006	Mobile Experience	4 Reactors
6) DGI, Inc (Nextel)	2006	Mobile Experience	6 Reactors
7) DGI, Inc (Toyota)	2006	Mobile Experience	4 Reactors
8) DGI, Inc (Nextel, Toyota)	2007	Mobile Experience	14 Reactors

Sales of Simulators (62 Simulators):

Buyer	Year	Market	Simulators
1) Gurnee Mills	2004	Chicago, IL	6 SMS
2) Concord Mills	2004	Charlotte, NC	12 SMS!!
3) I-Vision Tech.	2004	Abu Dhabi, UAE	2 SMS
4) I-Vision Tech.	2005	Abu Dhabi, UAE	4 SMS
5) Ft. Gordon	2005	Ft. Gordon, GA	2 SMS
6) Fun City	2005	Burlington, IA	1 SMS
7) DaimlerChrysler	2005	US Auto Shows	2 SMS
8) Gate A Sports	2006	Cleveland, OH	5 SMS
9) Skycoaster of Florida	2006	Kissimmee, FL	6 SMS
10) Vacationland F.E.	2006	Brainerd, MN	4 SMS
11) NASCAR SpeedPark	2006	Concord, NC	3 Reactors
12) Prime Time FEC	2007	Abilene, TX	3 SMS*
13) Roltex	*	Moscow, Russian Federation	8 SMS
14) Tonne Mgmt.	*	Wisconsin Dells, WI	4 SMS

# Denotes assets sold to Race Car Simulation Corporation with no current revenue stream to Company

* Denotes that simulators are not yet installed

!! Denotes site that CFL closed and may or may not re-open

The balance of the 192 SMS simulators built since inception are at the Company’s warehouse or Elan Motorsports Technologies where they are built. The Company has built a total of 44 Reactor simulators.

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

In July of 2003, management began the process of revising the Company’s business model, changing the focus from the inherited Company owned and operated mall-based racing centers to revenue share, leased and purchased simulators for mall merchandise retailers, family entertainment centers, amusement parks, casinos, trade shows, etc. and mobile lease programs such as the Nextel Experience and the DaimlerChrysler auto show exhibits. After testing the assignment of one mall lease to Checker Flag Lightning (“CFL”) of Grandville, Michigan in November of 2003, the Company assigned an additional six (6) mall leases to CFL in March of 2004.

While the Company was beginning to earn profits by late 2004, management decided it was necessary to generate cash to reduce debt and secure growth capital. As a result, on December 31, 2004 and on March 31 and April 15, 2005, the Company entered into three Asset Purchase Agreements pursuant to which it sold a total of forty-four (44) of its existing race car simulators in revenue producing sites to Race Car Simulation Corporation (“RCSC”), a wholly owned subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”) for an aggregate purchase price of $2,856,600. The sale is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13. While these transactions reduced debt and allowed the Company to begin building new simulators, it also reduced cash flow by approximately $1,000,000 on an annual basis until the Company could activate another 44 simulators into the market on a revenue share basis. This, coupled with the fact that CFL stopped paying on its revenue share agreements (approximately $1,000,000 annually) created cash flow issues for the Company during 2005 and 2006. The sale of SMS simulators during this period helped to offset the cash flow problem.

The Company launched a new product in November of 2005 called the Reactor. It was designed to incorporate the patented motion platform and proprietary game engine software, but the size was reduced and the unit was more mobile and portable. This opened the door to more mobile marketing experience customers (including Dodge, Toyota and Sprint Nextel). This resulted in 29 Reactors sold in 2006 along with 15 of the original SMS simulators, giving the Company an operating loss of $41,909 in 2006, a decrease of $573,573 or 93%, compared to the $615,482 operating loss in 2005. Fourteen Reactors were sold in the three months ending March 31, 2007, and are currently being featured in the Sprint Nextel and Toyota fan experiences.

Overview of Financial Position and Results of Operations

During the three months ended March 31, 2007, the Company had total revenues of $1,421,156 compared to $1,765,506 for the three months ended March 31, 2006, a 20% decrease. The decrease in revenue is attributed to the difference in purchase price between the Reactor simulator and the SMS simulator. Revenue from company store sales increased by 6%. On a per store basis, the Company generated an average of $269,773 per store on the two company store locations in the first three months of 2007, compared with $220,258 per store on the two store locations operating in the comparable period in 2006. Offsetting the increase in total company store sales in the first three months ending March 31, 2007 and a 1% increase in revenue share sales was a 32% decrease sales of simulators as compared to the first three months ending March 31, 2006. The Company recorded one sales transaction for 14 Reactor simulators in the three months ending March 31, 2007, while the company sold 10 SMS simulators in the three months ending March 31, 2006.

The Company recorded its first consecutive quarterly operating profit during the three months ending March 31, 2007. Revenues decreased by $344,350 for the three months ending March 31, 2007 as compared to the three months ending March 31, 2006, while cost of goods sold for the comparable periods increased by $55,705. The decrease in revenue is attributed to the difference in purchase price between the Reactor simulator and the SMS simulator. Consequently, gross profit for the three months ending March 31, 2007 decreased by 9% as compared to the same period in 2006.

Offsetting the decrease in gross profit was the decrease in operating expenses of 24%, resulting in a $59,736 operating profit for the quarter ending March 31, 2007. This operating profit represents a decrease of $104,179 from the $163,915 operating profit for the quarter ending March 31, 2006. Payroll expenses declined 25% and occupancy expenses increased by 2% when comparing the first quarter 2007 to the first quarter 2006. Interest expense for the three months ending March 31, 2007 was $148,650 as compared to $127,084 for the comparable quarter in 2006. The net loss for the quarter ending March 31, 2007 of $88,914 was $125,745 less than the $36,861 profit for the same quarter one year ago. Since inception on May 31, 2001 and through March 31, 2007, the Company has accumulated aggregate losses totaling $9,452,216.

The Company’s cash flow from operations increased during the quarter ending March 31, 2007 as compared to the comparable period in 2006. Cash used from operations for the three months ending March 31, 2007 decreased by $324,953 to $71,954 as compared to the same three month period in 2006. The cash requirements from the increases in accounts receivable and inventory were partially offset by the increase in accounts payable. Additionally, deposits on simulator sales decreased due to the recording of one Reactor simulator sales transaction in the quarter. Cash flow from all sources (operations, investing activities and financing activities) was insufficient to fund the Company during the three months ending March 31, 2007, and resulted in an $111,701 reduction in the Company’s cash position. This compares with $200,352 in cash reduction for all sources for the period ending March 31, 2006.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002 from the sale of Preferred Stock, $700,000 borrowed in March 2003, $604,000 in net proceeds borrowed between February 2004 and June 2004, $1.257 million received in the form of deposits for the placement of race car simulators in revenue share locations, or for the future purchase by third parties of race car simulators, and net proceeds of $855,000 borrowed in September of 2006.

Review of Consolidated Financial Position

Cash and Cash Equivalents: The Company had $104,622 in cash as of March 31, 2007 compared with $216,323 at December 31, 2006, a decrease of $111,701. This decrease in the Company’s position of cash during the first three months of 2007 was due principally to payments to vendors and general operating expenses. See further discussion under the “Liquidity and Capital Resources” section below.

Trade Accounts Receivable: At the year ending December 31, 2005, the Company established a reserve of $245,254 for a portion of the debt owed the Company by CFL. The Company continues to pursue the collection of the debt owed the Company by CFL, and there is disagreement between the parties as to the amount due.

Inventory: At March 31, 2007, inventory increased by $96,805 from December 31, 2006 levels due primarily to the purchase of simulator parts for upcoming sales of reactors. Simulators in inventory increased by $96,672 from December 31, 2006 levels to $334,499 at March 31, 2007. Merchandise inventory increased by $3,133 from December 31, 2006 levels during the period ending March 31, 2007 as the Company replenished merchandise stock after the holidays.

Notes Payable: On March 31, 2007, the Company had an aggregate balance of $3,491,112 for Notes Payable. The balance consisted of $146,000 in related party agreements, $600,000 on the Ropart Note Payable, $1,648,793 on the 2004 Race Car Simulator Corporation (“RCS”) Borrowing, $122,500 on the 2005 Agreement, $823,440 on the 2006 Agreements and $150,379 on other agreements.

On March 29, 2006, Perfect Line and MOAC Mall Holdings, LLC, the Mall of America landlord, agreed to a stipulation agreement whereby Perfect Line signed a promissory note totaling $294,652 payable in five (5) quarterly installments, with the first payment of $78,471 made on February 28, 2006, and payments of $54,045 to be made beginning July 14, 2006 and ending July 15, 2007.  The $54,045 payments for 2006 were made on July 14 and November 15. The March 15 payment has been delayed.

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

Deposits on Simulator Sales: During the three month period ending March 31, 2007, the Company recorded one Reactor simulator sales transaction. This activity resulted in the increase of deposits on simulator sales of $12,168 to $1,031,261 as compared to the balance at December 31, 2006.

Other Liabilities: Accounts payable, accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends.

Review of Consolidated Results of Operations

During the three months ended March 31, 2007, the Company had total revenues of $1,421,156 compared to $1,765,506 for the three months ended March 31, 2006, a 20% decrease. The decrease in revenue is attributed to the difference in purchase price between the Reactor simulator and the SMS simulator. Revenue from company store sales increased by 6%. On a per store basis, the Company generated an average of $269,773 per store on the two company store locations in the first three months of 2007, compared with $220,258 per store on the two store locations operating in the comparable period in 2006. Offsetting the increase in total company store sales in the first three months ending March 31, 2007 and a 1% increase in revenue share sales was a 32% decrease sales of simulators as compared to the first three months ending March 31, 2006. The Company recorded one sales transaction for 14 Reactor simulators in the three months ending March 31, 2007, while the Company sold 10 SMS simulators in the three months ending March 31, 2006.

The Company recorded its first consecutive quarterly operating profit during the three months ending March 31, 2007. Revenues decreased by $344,350 for the three months ending March 31, 2007 as compared to the three months ending March 31, 2006, while cost of goods sold for the comparable periods increased by $55,705. The decrease in revenue is attributed to the difference in purchase price between the Reactor simulator and the SMS simulator. Consequently, gross profit for the three months ending March 31, 2007 decreased by 9% as compared to the same period in 2006.

Offsetting the decrease in gross profit was the decrease in operating expenses of 24%, resulting in a $59,736 operating profit for the quarter ending March 31, 2007. This operating profit represents a decrease of $104,179 from the $163,915 operating profit for the quarter ending March 31, 2006. Payroll expenses declined 25% and occupancy expenses increased by 2% when comparing the first quarter 2007 to the first quarter 2006. Interest expense for the three months ending March 31, 2007 was $148,650 as compared to $127,084 for the comparable quarter in 2006. The net loss for the quarter ending March 31, 2007 of $88,914 was $125,745 less than the $36,861 profit for the same quarter one year ago. Since inception on May 31, 2001 and through March 31, 2007, the Company has accumulated aggregate losses totaling $9,452,216.

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

On December 31, 2004, March 31, 2005 and April 15, 2005, the Company entered into three Asset Purchase Agreements with Race Car Simulation Corporation (“RCSC”) pursuant to which it sold forty-four (44) of its race car simulators that were located in existing revenue share locations, or had been installed in new revenue share sites. The sale is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13. While this transaction generated an aggregate purchase price of $2,856,600, it also depleted monthly revenue share payments to the Company generated by the simulators that were sold. As of this filing, the net proceeds of $1,874,708 from the three sales transactions for the sale of 44 simulators to RCSC have been depleted. Management intends to continue to contract with revenue share and/or lease partners in a timely manner and install simulators within its inventory to replenish the cash flow lost from the 44 simulators that were sold, although there can be no assurances. The Company has an obligation under the agreement with RCSC to guarantee certain contracted minimum revenue share or lease payments through 2007, and one of RCSC’s revenue share partners, National Tour, Inc., is in default on approximately $200,000 in lease payments. The parties are negotiating a payment plan, but legal action may be required at the expense of the Company. The Company also has an obligation to find new revenue share or lease partners for the 12 SMS simulators that are owned by RCSC and were previously contracted to National Tour, Inc. under a lease agreement.

The Company believes that it has generated a significant interest in its simulators, and that some combination of revenue share agreements, lease agreements and simulator sales agreements with both the original SMS simulator and the new Reactor simulator will be sufficient to fund the daily operations of the business until a larger scale, multi-site league format can be established, although there can be no assurances. Current prospects include family entertainment centers, bowling alleys, cruise ships, sports bars and large retailers.

Management is optimistic that the new Reactor will be attractive to customers seeking a lower priced simulator with greater mobility and portability. The Reactor debuted at the 2005 IAAPA convention in mid-November 2005, and 44 Reactors have been manufactured since that time. Management is also encouraged by the initial interest in, and the potential profitability of, the mobile application of the new Reactor, although there can be no assurances.

The Company will likely require some form of debt or equity financing sufficient to complete its development of the multi-site league play, and there is no assurance that such funding will be available, or available on terms acceptable to the Company.

During the three months ending March 31, 2007, the operating activities of the Company used net cash of $71,954 compared to net cash used of $396,907 for the comparable period in 2006. The drivers for the decrease in cash used from operations can be attributed to the increase in accounts payable, deposits on simulator sales and the increase in the amortization of the Dolphin borrowing.

During the three months ending March 31, 2007, the Company generated $7,458 of net cash in investing activities compared with $19,927 of net cash used in investing activities during the comparable period in 2006. The increase in cash from investing activities is primarily related to the sale of simulators.

During the three months ending March 31, 2007, the Company used $47,205 of cash from financing activities compared with $216,181 of cash generated during the comparable period in 2006. The decrease from financing activities is primarily related to the payments on notes.

Liquidity and Capital Resources (continued)

As of March 31, 2007, the Company had cash totaling $104,622 compared to $216,323 at December 31, 2006. Current assets totaled $761,100 at March 31, 2007 compared to $726,018 on December 31, 2006. Current liabilities totaled $4,011,235 on March 31, 2007 compared with $3,843,284 on December 31, 2006. As such, these amounts represent an overall decrease in working capital of $132,869 for the three months ending March 31, 2007.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. The Company’s subsidiary Perfect Line, Inc. filed a complaint in the US District Court, Southern District of Indiana on December 6, 2006 against Checker Flag Lightning, LLC (“CFL”) and Mike Schuelke, seeking a Declaratory Judgment, Injunctive Relief and Damages for failing to make the required payments (at least $559,119) under certain lease agreements between CFL and Perfect Line. On April 18, 2007, the Company filed a Motion for Partial Summary Judgment in the amount of $357,372 against CFL on Counts II and VI of the Complaint (amounts that are owed since January 1, 2006). The Company cannot be sure of the outcome this litigation.

On September 6, 2006, Perfect Line and its lease assignee, Checker Flag Lightning, LLC (“CFL”), were served a complaint from Mall of Georgia, LLC for past due rent totaling $164,726 between the two parties of which $95,580 is directly attributable to past rent due by Perfect Line. The non-performance of CFL in paying either its rent obligations to Mall of Georgia under the assigned lease or the payments due to Perfect Line under their revenue share agreement resulted in this complaint from Mall of Georgia. On April 12, 2007, the Company entered into a Mutual Release and Settlement Agreement with Mall of Georgia, LLC. The terms of the agreement allow the Company to be released from any future lease obligations at the site and the Company has removed the 8 SMS simulators and related equipment from the site. The financial settlement of $194,660 is payable in six installments between May, 2007 and May, 2008, allows the Company what it believes to be adequate time to redeploy the simulators into the market and thereby generate revenue, and time to win a judgment or settle with CFL regarding their portion of the obligation to Mall of Georgia, although there can be no assurances.

Checker Flag Lightning, LLC (“CFL”) is a lease assignee of Perfect Line for the Riverchase Galleria racing center in Birmingham, Alabama. Since CFL recently vacated this space, the landlord for this space has recently informed Perfect Line of CFL’s failure to pay an amount due at the end of 2006 of $204,380. Approximately half of this amount was a previous Perfect Line obligation that was to be paid by CFL under the terms of the revenue share agreement between the parties, and the other half are recent CFL defaults. No complaint has been filed in this matter, and the parties are attempting to negotiate reasonable settlement terms for both parties, although there can be no assurance.

As of the filing of this Form 10-QSB, the Company is not aware of any material legal actions directed against the Company.

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

Date: May 17, 2007	By:	/s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 17, 2007	By:	/s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: May 17, 2007	By:	/s/ William R. Donaldson

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