Form 10QSB
period 2007-06-30
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2007-08-20
CIK 1115551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by checkmark whether the Issuer: (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 8, 2007, there were 98,999,788 (par value $0.0001) common shares issued and outstanding.

Transitional Small Business Disclosure Format (Check one). Yes ☐ No☒

DOCUMENTS INCORPORATED BY REFERENCE: Exhibit Index on page 24.

INDEX TO QUARTERLY REPORT ON FORM 10-QSB

Page
Section	Number

PART I

Item 1.	Unaudited Condensed Financial Statements and Notes to Financial Statements
Consolidated Balance Sheets at June 30, 2007 and December 31, 2006	3
Consolidated Statements of Operations for the Three Months Ended
June 30, 2007 and 2006	5
Consolidated Statements of Operations for the Six Months ended
June 30, 2007 and 2006	6

Consolidated Statements of Changes in Shareholders’ Deficit for the Period Ended

June 30, 2007 and December 31, 2006	7
Consolidated Statements of Cash Flows for the Six Months
Ended June 30, 2007 and 2006	8
Notes to Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Internal Controls and Procedures	20

PART II

Item 1.	Legal Proceedings	21
Item 2	Changes in Securities	21
Item 3	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES	23

EXHIBITS INDEX	24

PART I

Item 1. Condensed Financial Statements

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Current Assets
Cash	$35,051	$216,323
Accounts Receivable	223,164	229,506
Inventory	418,434	254,322
Prepaid Expenses	3,552	22,724
Notes Receivable	10,427	3,143
Total Current Assets	690,628	726,018

Property and Equipment
Total Property and Equipment, Net	674,527	885,771

Other Assets
Deposits	72,768	28,471
Other intangible assets, net	-	-
Notes Receivable	296,807	305,642
Total Other Assets	369,575	334,113

Total Assets	$1,734,730	$1,945,842

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILTIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Current Liabilities
Accounts Payable	$1,058,278	$581,281
Accrued Payroll Expense	61,313	66,762
Accrued Sales Tax Payable	41,225	34,360
Gift Cert. & Customer Deposits	27,025	23,248
Deposits on Simulator Sales	1,026,860	1,019,093
Accrued Liabilities	482,817	432,745
Notes Payable - Related parties	50,000	146,000
Notes payable	1,868,043	1,539,795
Total Current Liabilities	4,615,561	3,843,284

Long-term Liabilities
Notes payable	1,403,831	1,957,471

Total Liabilities	6,019,392	5,800,755

Shareholders’ Equity (Deficit)
Common Stock	9,640	9,640
Additional Paid in Capital	5,498,749	5,498,749
Retained Deficit	(9,793,051)	(9,363,302)
Total Shareholders’ Equity (Deficit)	(4,284,662)	(3,854,913)

Total Liabilities & Shareholders’ Equity (Deficit)	$1,734,730	$1,945,842

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ending
	June 30
	2007	2006

Revenues
Company Store Sales	$487,840	$448,920
Revenue Share Sales	77,840	64,058
Simulator Leases	-	19,000
Sales of Simulator Systems	277,801	381,115
Total Revenues	843,481	913,093

Cost of Sales
COGS - Merchandise	19,501	2,223
Group Sales Expenses	31	647
COGS - Sale of Simulators	118,078	67,230
COGS – Special Events	33,534	25,567
Inventory Adjustments	2,783	(2,223)
Total Cost of Sales	173,927	93,444

Gross Profit	669,554	819,649

General & Admin Expenses
Payroll Related Expenses	344,316	399,924
Occupancy Expenses	277,283	291,329
Other Operating Expenses	248,147	328,975
Total Operating Expenses	869,746	1,020,228

Operating Loss	(200,192)	(200,579)

Interest Expense	(140,643)	(122,196)

Net Loss before Income Tax Expense	(340,835)	(322,775)

Income Tax Expense	-	-

Net Loss	$(340,835)	$(322,775)

Net Loss per share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	96,397,506	93,769,177

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

	For the Six Months Ending
	June 30
	2007	2006

Revenues
Company Store Sales	$1,017,211	$950,436
Revenue Share Sales	176,684	158,989
Simulator Leases	6,333	38,000
Sales of Simulator Systems	1,064,409	1,531,175
Total Revenues	2,264,637	2,678,600

Cost of Sales
COGS - Merchandise	30,318	6,280
Group Sales Expenses	819	647
COGS - Sale of Simulators	496,078	404,967
COGS – Special Events	52,363	37,026
Inventory Adjustments	3,309	(2,223)
Total Cost of Sales	582,887	446,697

Gross Profit	1,681,750	2,231,903

General & Admin Expenses
Payroll Related Expenses	705,654	881,837
Occupancy Expenses	554,577	564,458
Other Operating Expenses	561,974	822,271
Total Operating Expenses	1,822,205	2,268,566

Operating Loss	(140,455)	(36,663)

Interest Expense	(289,294)	(249,280)

Net Loss before Income Tax Expense	(429,749)	(285,943)

Income Tax Expense	-	-

Net Loss	$(429,749)	$(285,943)

Net Loss per share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	96,397,506	93,769,177

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Statement of Shareholders’ Deficit

(Unaudited)

			Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Balance at December 31, 2005	93,769,177	$9,377	$5,360,270	$(8,765,148)	$(3,395,501)

Common stock issued for payment of Loan Interest	2,628,329	263	77,737	-	78,000

Warrant issued for Dolphin Asset Purchase	-	-	60,742	-	60,742

Net loss for the year ended December 31, 2006	-	-	-	(598,154)	(598,154)

Balance at December 31, 2006	96,397,506	9,640	5,498,749	(9,363,302)	(3,854,913)

Net loss for the six months ended June 30, 2007 (Unaudited)	-	-	-	(429,749)	(429,749)

Balance at June 30, 2007 (Unaudited)	96,397,506	$9,640	$5,498,749	$(9,793,051)	$(4,284,662)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(429,749)	$(285,943)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	147,653	218,680
Amortization of notes payable discount	11,505	3,915
Amortization of Dolphin Financing Agreement	(228,187)	-
Net changes in operating assets and liabilities:
Decrease in trade accounts and other receivable	7,893	111,775
(Increase) decrease in inventory	(93,518)	82,384
(Increase) decrease in prepaid expenses and other assets	(25,126)	39,653
(Increase) decrease in intangibles	-	(102,294)
Increase (decrease) in accounts payable	476,997	(12,719)
Decrease in accrued payroll and payroll taxes	(5,449)	(15,065)
Increase (decrease) in sales tax payable	6,865	(4,390)
Increase (decrease) in gift certificates and customer deposits	3,777	(93,138)
Increase in accrued expenses	50,074	57,419
Increase (decrease) in deposits on simulator sales	7,767	(308,613)

Net Cash Used by Operating Activities	(69,498)	(308,676)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(26,061)	(715,767)
Sale of property and equipment	18,998	719,493

Net Cash Provided (Used) by Investing Activities	(7,063)	3,726

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes payable	(104,711)	-
Proceeds from issuance of notes payable	-	19,597

Net Cash Provided (Used) by Financing Activities	(104,711)	19,597

DECREASE IN CASH	(181,272)	(285,353)

CASH, BEGINNING OF PERIOD	216,323	353,180

CASH, END OF PERIOD	$35,051	$67,827

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Six Months Ended June 30

	2007	2006

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest	$113,759	$52,916
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2007 and December 31, 2006

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated balance sheets of Interactive Motorsports and Entertainment Corp. (the “Company”) at June 30, 2007 and December 31, 2006 and the unaudited consolidated statements of operations and statements of cash flows for the six months ended June 30, 2007 and June 30, 2006 have been prepared by the Company’s management and do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Although management believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s latest annual financial statements included in the Company’s annual report on Form 10-KSB. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007 or any future period.

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

NOTE 3 - DEBT AND CREDIT ARRANGEMENTS

On February 2, 2004 and June 6, 2004, Perfect Line, Inc. issued notes bearing an interest rate of 9.6% payable in the total amount of $750,000. Each note came with an option to purchase common shares of the Company equal to the amount of notes purchased divided by the fair market value of the Company’s stock on the date of issuance. The notes became due on February 2, 2005, and $260,000 of the notes was paid in full at that time. A note holder of an additional $344,000 of the notes elected to receive a cash payment of $16,000 and exercise options granted with the note purchase for full payment of the note per the terms of the 2004 Agreement. The note holder of the final $146,000 in notes has been repaid $58,500 as of April 17, 2007, and the balance was assigned to two unrelated third parties, one in the amount of $75,000 and the other in the amount of $12,500. The term of the note was extended by 24 months, and the pre-payment terms were amended to reflect that there will be no pre-payment option, while all other terms remained the same, including the expiration of the option 30 days past the maturity date.

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2007 and December 31, 2006

NOTE 3 - DEBT AND CREDIT ARRANGEMENTS (continued)

The value of the options will be amortized to interest expense over their life which expires on November 1, 2007. Amortization of option discount for the options related to the 2005 Agreement of $3,915 and $7,831 was included in interest expense for the six months ended June 30, 2007 and the twelve months ended December 31, 2006, respectively.

On March 29, 2006, Perfect Line and MOAC Mall Holdings, LLC, the Mall of America landlord, agreed to a settlement agreement whereby Perfect Line signed a promissory note totaling $294,652 payable in five (5) quarterly installments, with the first payment of $78,471 made on February 28, 2006, and payments of $54,045 to be made beginning July 14, 2006 and ending July 15, 2007.  The $54,045 payments for 2006 were made on July 14 and November 15. The March 15 and the July 15 payments for 2007 have been delayed.

On July 14, 2006, the Company entered into Note and Warrant Purchase and Security Agreements with ten (10) investors in a private placement which is exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Reg. D and Rule 506 adopted thereunder. The Notes, totaling $950,000, were issued by Perfect Line, will be fully paid down July 17, 2010 and bear interest at a rate of 15% per annum for the total interest amount over the four (4) year period of $314,988. Each note came with an option to purchase common shares of the Company equal to two and one half times the amount of notes purchased divided by the exercise price of the option.

The value of the options will be amortized to interest expense over their life which expires on July 13, 2010. Amortization of option discount for the options related to the 2006 Agreement of $7,590 and $6,958 was included in interest expense for the six months ended June 30, 2007, and twelve months ended December 31, 2006, respectively.

On April 12, 2007, the Company entered into a Mutual Release and Settlement Agreement with Mall of Georgia, LLC. The terms of the agreement released the Company from any future lease obligations at the site and set the financial settlement at $194,660, payable in six (6) installments between May 2007 and May 2008. $95,580 is directly attributable to Perfect Line with the remainder of the note attributable to unpaid rent due from lease assignee, Checker Flag Lightning, LLC (“CFL”). The Company has filed a Motion for Partial Summary Judgment against Checker Flag Lightning, LLC in the amount of $357,352. See Part II, Item I, Legal Proceedings for more details. The outcome of the Judgment, and if favorable to the Company, the ability of CFL to pay the amount due, cannot be certain.

NOTE 4 - SIMULATOR SALE AGREEMENTS

The Company completed the sale of fourteen Reactor simulators to DGI, Inc. for their Reactor Mobile Experiences in the first quarter of 2007, and the sale of two Reactor simulators to the George P. Johnson & Company in Auburn Hills, MI in the second quarter of 2007.

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March of 2007, DGI, Inc., an Indiana corporation managed by and under majority ownership of William R. Donaldson, purchased fourteen (14) Reactor simulators for $574,000 from Perfect Line and subsequently leased the simulators to Sprint Nextel and Toyota. Mr. Donaldson is the Chairman and Chief Executive Officer of the Company.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2007 and December 31, 2006

NOTE 6 - SUBSEQUENT EVENTS

Race Car Simulation Corporation (“RCSC”), a subsidiary of Dolphin Asset Management, LLC, filed a complaint against National Tour, Inc. and its chief executive officer, Johnny Capels, personally. RCSC claims that National Tour owes the company at least $193,000 in lease payments plus interest and other costs under the lease agreements between the parties. The lease agreements involve twelve (12) of the Company’s simulators which were part of the 44 considered a “borrowing” under GAAP guidelines, and may be a contingent liability for the Company under the terms of its guarantee to RCSC under the asset purchase agreement.

On July 10, 2007, the Company completed its release and settlement agreement with NASCAR to reduce the NASCAR Silicon Motor Speedway brand name license to the Universal CityWalk Hollywood racing center only. While the Company continues to license high profile NASCAR teams and tracks, the license with NASCAR for the NASCAR Silicon Motor Speedway store brand name as been reduced to a non-exclusive, one site license with a term through the end of 2007 and option to renew upon mutual consent of the parties.

Effective August 7, 2007, the Company signed a multi-year proprietary software license with iRacing.com, the owners of the popular Papyrus-developed NASCAR Racing 2003 game that includes many NASCAR tracks and multi-player gaming capabilities that the Company plans to interface with its proprietary motion platform technology, although there can be no assurance that such interface will be successful, or that such interface will lead to greater profitability. The license is exclusive to the “out-of-home” racing simulation category as defined within the agreement.

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

Information on Forward-Looking Statements

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

Recently Issued Accounting Standards

On February 15, 2007, the Financial Accounting Standards Board, or FASB, issued FAS No. 159, “The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FAS 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available for sale or trading securities. Some requirements apply differently to entity’s that do not report net income. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157, “Fair Value Measurements.” The Company does not expect the new standard to have any material impact on its financial position and results of operations.

On May 2, 2007, the Financial Accounting Standards Board, or FASB, issued FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” (FSP FIN 48-1. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The Company does not expect the new standard to have any material impact on its financial position and results of operations.

History

IMTS is headquartered in Indianapolis, Indiana. In June 2001, Perfect Line, LLC (d/b/a NASCAR Silicon Motor Speedway) was formed to purchase, for approximately $1.5 million, the assets of SEI, including intellectual property and the contents of 14 of the 15 NSMS racing centers, which included 170 simulators. SEI showed these assets on its books at approximately $30 million. In August 2002, Perfect Line became a wholly owned subsidiary of IMTS, through an exchange of shares that resulted in Perfect Line shareholders owning approximately 82% of IMTS equity. Simultaneous with this event, approximately $2.6 million in private equity financing was made available to Perfect Line. Approximately one-half the funding was used to retire the Company’s bank note and the balance was used for working capital.

In July of 2003, management began the process of revising the Company’s business model, changing the focus from the inherited Company owned and operated mall-based racing centers to revenue share, lease and purchased simulators for mall merchandise retailers, family entertainment centers, amusement parks, casinos, auto malls, etc., as well as for experiential mobile marketing programs such as the Nextel Experience and the DaimlerChrysler auto show exhibits.

In late 2004, the Company raised funds through debt financing and began manufacturing new SMS simulators in 2005 to meet the demand. In late 2005, it introduced the new Reactor simulator, a more portable, mobile and affordable model for the market.

Funding the operations through revenues from the business and through primarily debt financing, the Company has laid the groundwork for a focus on the experiential mobile marketing industry and the out-of-home, multi-site interactive gaming opportunity. A recent license with iRacing.com, owned by John Henry (principle owner of the Boston Red Sox), and David Kaemmer (co-founder of Papyrus Racing Games), and owners of the Papyrus NASCAR Racing 2003 will potentially allow the Company to complete its modeling of the multi-player/multi-site virtual league gaming, although there can be no assurance that the project will be successful.

Overview

Interactive Motorsports and Entertainment Corp. (“IMTS” or the “Company”), an Indiana corporation, is a world leader in race simulation. Operating through its wholly owned subsidiary, Perfect Line, Inc., the Company manufactures two versions of race car simulators and sells racing experiences to the public through revenue sharing and marketing agreements for the ‘out-of-home’ interactive gaming market. The Company contracts with operators in malls, amusement parks, family entertainment centers, casinos, and with third parties for trade shows and mobile fan interactive experiences. Under licenses from America’s fastest growing sport, NASCAR teams and tracks, simulator customers experience driving in a NASCAR race car that simulates the motion, sights and sounds of an actual NASCAR event. The Company owns and operates racing centers at the Mall of America in Minneapolis, MN, and at Universal CityWalk in Hollywood, CA. Each racing center features 12 simulators as well as a selection of popular NASCAR merchandise. The Company is positioning itself to be a world leader in the ‘out-of-home’ multi-player/multi-site virtual league market, and the experiential mobile marketing industry.

The Company currently has two versions of race car simulators, the SMS and the Reactor. In marketing these two products it leverages its strategic relationships and proprietary assets, which include sophisticated racing simulation technology (including 2 patents, and license agreements with NASCAR race tracks and race teams), to offer a unique and affordable race simulation experience.

The Company’s business strategy currently targets: 1) end customers in fixed site venues who are gamers and/or NASCAR enthusiasts, and 2) experiential marketing clients, including but not limited to NASCAR sponsors, who use the experience to draw attention to their product display and to collect potential customer data and drive them to a website. In addition, the potential multi-player/multi-site virtual league offering is anticipated to engage the hardcore customers to compete in leagues and competitions on a regularly scheduled basis, although there can be no assurances.

Through strategic alliances the Company currently has access to over twenty retail locations nationally, as well as eight experiential mobile marketing units traveling around the country. IMTS plans significant growth in product placement to fully exploit the available fixed and mobile marketing venues both domestically and internationally, although there can be no assurances.

Perfect Line’s race simulators, including those owned by Race Car Simulation Corp., are currently featured in the following locations.

Locations

Company Owned (24 Simulators):

Location	Year	Market	Sq. Ft.	Simulators
1) Mall of America	2001	Minneapolis, MN	5,899	12 SMS
2) Universal CityWalk	2001	Los Angeles, CA	5,000	12 SMS

Revenue Share (79 Simulators):

Location	Year	Market	Sq. Ft.	Simulators
1) NASCAR SpeedPark	2003	Sevierville, TN	1,584	6 SMS#
2) NASCAR SpeedPark	2003	St. Louis, MO	1,496	6 SMS#
3) Burdick Driver’s Village	2004	Syracuse, NY	3,472	8 SMS#
4) Bass Pro Outdoor	2004	Harrisburg, PA	500	2 SMS
5) Riverchase Galleria	2004	Birmingham, AL	6,188	8 SMS!!
6) Jordan Creek Town Center	2004	Des Moines, IA	4,000	8 SMS
7) NASCAR SpeedPark	2005	Toronto, Canada	1,500	6 SMS#
8) Bass Pro Outdoor	2005	Clarksville, IN	750	3 SMS
9) University Mall	2005	Burlington, VT	3,700	5 SMS
10) NASCAR SpeedPark	2006	Myrtle Beach, SC	1,600	6 SMS#
11) Bass Pro Outdoor	2006	Springfield, MO	500	3 SMS
12) Bass Pro Outdoor	2006	San Antonio, TX	500	2 SMS
13) Bass Pro Outdoor	2007	Mesa, AZ	500	2 SMS
14) Bass Pro Outdoor	2007	Rancho Cucamonga, CA	500	2 SMS
15) Wing Warehouse Sports Bar & Grill	2007	Akron, OH	1200	4 SMS*
16) Charlotte Simulated Speedway	2007	Charlotte, NC	4000	8 SMS*

Mobile Units (40 Simulators):

Buyer	Year	Market	Simulators
1) DaimlerChrysler	2005	European Auto Shows	2 SMS
2) H&H Motorsports/IMTS	2006	Mobile Experience	2 Reactors
3) Florida Simulated Racing Network	2006	Mobile Experience	4 Reactors
4) Exhibit Enterprises (Dodge)	2006	Mobile Experience	4 Reactors
5) Exhibit Enterprises (Dodge)	2006	Mobile Experience	4 Reactors
6) DGI, Inc (Nextel)	2006	Mobile Experience	6 Reactors
7) DGI, Inc (Toyota)	2006	Mobile Experience	4 Reactors
8) DGI, Inc (Nextel, Toyota)	2007	Mobile Experience	14 Reactors

Sales of Simulators (74 Simulators):

Buyer	Year	Market	Simulators
1) Gurnee Mills	2004	Chicago, IL	6 SMS!!
2) Concord Mills	2004	Charlotte, NC	12 SMS!!
3) Opry Mills	2004	Nashville, TN	10 SMS!!
4) I-Vision Tech.	2004	Abu Dhabi, UAE	2 SMS
5) I-Vision Tech.	2005	Abu Dhabi, UAE	4 SMS
6) Ft. Gordon	2005	Ft. Gordon, GA	2 SMS
7) Fun City	2005	Burlington, IA	1 SMS
8) DaimlerChrysler	2005	US Auto Shows	2 SMS
9) Gate A Sports	2006	Cleveland, OH	5 SMS
10) Skycoaster of Florida	2006	Kissimmee, FL	6 SMS
11) Vacationland F.E.	2006	Brainerd, MN	4 SMS
12) NASCAR SpeedPark	2006	Concord, NC	3 Reactors
13) George P. Johnson & Company	2007	Auburn Hills, MI (Shanghi experience)	2 Reactors
14) Prime Time FEC	2007	Abilene, TX	3 SMS*
15) Roltex	*	Moscow, Russian Federation	8 SMS*
16) Tonne Mgmt.	*	Wisconsin Dells, WI	4 SMS*

# Denotes assets sold to Race Car Simulation Corporation with no current revenue stream to Company

* Denotes that simulators are not yet installed

!!Denotes site that CFL has vacated and Company is negotiating for buy back of simulators

The balance of the 192 SMS simulators built since inception are at the Company’s warehouse or Elan Motorsports Technologies where they are built. The Company has built a total of 44 Reactor simulators.

Review of Consolidated Financial Position

Cash: The Company had $35,051 in cash as of June 30, 2007, compared with $67,827 at December 31, 2006, a decrease of $32,776. This decrease in the company’s position of cash during the first six months of 2007 was due principally to payments to vendors and general operating expenses. See further discussion under the “Liquidity and Capital Resources” section below.

Trade Accounts Receivable: At the year ending December 31, 2005, the Company established a reserve of $245,254 for a portion of the debt owed the Company by Checker Flag Lightning (“CFL”). The Company continues to pursue the collection of the debt owed the Company by CFL, and there is disagreement between the parties as to the amount due.

Inventory: At June 30, 2007, inventory increased by $164,112 from December 31, 2007, levels due primarily to the reclassification of simulator parts in non-depreciated fixed assets to simulator inventory held for sale. Simulators in inventory increased by $284,902 from December 31, 2006, levels to $410,531 at June 30, 2007. Merchandise inventory increased by $9,177 from December 31, 2006, levels during the period ending June 30, 2007, as the Company attempts to replenish merchandise in the stores.

Notes Payable: On June 30, 2007, the Company had an aggregate balance of $3,321,874 for Notes Payable. The balance consisted of $50,000 in related party agreements, $600,000 on the Ropart Note Payable, $1,620,074 on the 2004 Race Car Simulator Corporation (“RCS”) borrowing, $122,500 on the 2005 Agreement, $774,433 on the 2006 Agreements and $242,367 on other agreements.

On March 29, 2006, Perfect Line and MOAC Mall Holdings, LLC, the Mall of America landlord, agreed to a settlement agreement whereby Perfect Line signed a promissory note totaling $294,652 payable in five (5) quarterly installments, with the first payment of $78,471 made on February 28, 2006, and payments of $54,045 to be made beginning July 14, 2006 and ending July 15, 2007.  The $54,045 payments for 2006 were made on July 14 and November 15. The March 15 and the July 15 payments for 2007 have been delayed pursuant to an informal agreement with landlord.

On July 14, 2006, the Company entered into Note and Warrant Purchase and Security Agreements with ten (10) investors in a private placement which is exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Reg. D and Rule 506 adopted thereunder. The Notes, totaling $950,000,were issued by Perfect Line, will be fully paid down July 17, 2010, and bear interest at a rate of 15% per annum for the total interest amount over the four (4) year period of $314,988. Each note came with an option to purchase common shares of the Company equal to two and one half times the amount of notes purchased divided by the exercise price of the option. The principle and interest on the Notes are payable weekly over a four (4) year term and are secured by a first security interest in 20 of the simulators owned by Perfect Line.

On April 12, 2007, the Company entered into a Mutual Release and Settlement Agreement with Mall of Georgia, LLC. The terms of the agreement released the Company from any future lease obligations at the site and set the financial settlement at $194,660, payable in six (6) installments between May 2007 and May 2008. $95,580 is directly attributable to Perfect Line with the remainder of the note attributable to unpaid rent due from lease assignee, Checker Flag Lightning, LLC. The Company has filed a Motion for Partial Summary Judgment against Checker Flag Lightning, LLC. See Part II, Item I, Legal Proceedings for more details.

Deposits on Simulator Sales: During the six month period ending June 30, 2007, the Company recorded all or a portion of 2 Reactor simulator sales transactions. This activity resulted in the increase of deposits on simulator sales of $7,767 to $1,026,860 as compared to the balance at December 31, 2007.

Other Liabilities: Accounts payable, accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends.

Review of Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Revenues: Revenues are comprised primarily of Company store sales, revenue share sales, and simulator leases and sales.

Revenues for the three months ended June 30, 2007, decreased by $69,612 or 7.6% to $843,481 from $913,093 for the comparable period in 2006. This was the result of soft sales in the three month period ending June 30, 2007. Management believes that the timing of the sales transactions will balance out over the course of the next six months, but there can be no assurances.

Cost of Sales: Cost of sales as a percentage of total revenues was 21% and 10% for the three months ended June 30, 2007 and 2006, respectively. Cost of sales increased $80,484 or 86.1% to $173,927 for the three months ended June 30, 2007, from $93,444 for the comparable period in 2006. The primary reason for the increase in cost of sales was an increase of $17,278 in Company store merchandise and a $50,848 increase in simulator related expenses.

Gross Profit: Gross profit as a percentage of total revenue was 79% and 90% for the three months ended June 30, 2007 and 2006, respectively. Gross profit decreased $150,095 or 18.3% to $669,554 for the three months ended June 30, 2007, from $819,649 for the comparable period in 2006. The decrease in gross profit margin was primarily associated with the soft sales in the three month period ending June 30, 2007.

General and Administrative: General and administrative expenses decreased $150,482 or 14.8% to $869,746 for the three months ended June 30, 2007, compared to $1.020 million for the comparable period in 2006. The primary reason for the increase was a $55,608 decrease in payroll related expenses.

Operating Loss: The Company’s loss from operations during the three months ended June 30, 2007 and 2006 was $200,192 and $200,579, respectively.

Interest Expense: Interest expense was $140,643 and $122,196 for the three months ended June 30, 2007 and 2006, respectively.

Net Loss: The Company’s net loss for the three months ended June 30, 2007, was $340,835 and $322,775 for the same period in 2006.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Revenues: Revenues are comprised primarily of Company store sales, revenue share sales, and simulator leases and sales.

Revenues for the six months ended June 30, 2007, decreased $413,963 or 15.5% to $2.265 million as compared with $2.679 million for the comparable period in 2006. This was the result of a combination of a strong simulator sales the three month period ending March 30, 2006, and soft sales in the three month period ending June 30, 2007. Management believes that the timing of the sales transactions will balance out over the course of the next six months, but there can be no assurances.

Cost of Sales: Cost of sales as a percentage of total revenues was 26% and 17% for the six months ended June 30, 2007 and 2006, respectively. Cost of sales for the six months ended June 30, 2007, increased by $136,190 or 30.5% to $582,887 compared with $446,697 for the comparable period in 2006. The primary reason for the increase in cost of sales was an increase of $24,038 in Company store merchandise and a $91,111 increase in simulator related expenses.

Gross Profit: Gross profit as a percentage of total revenues was 74% and 83% for the six months ended June 30, 2007 and 2006, respectively. Gross profit was $1.682 million for the six months ended June 30, 2007, as compared to $2.232 million for the six months ended June 30, 2006, a decrease of $550,153 or 24.7%. The decrease was primarily the result of lower simulator sales in the first two quarters of 2007. Management believes that the timing of the sales transactions will balance out over the course of the next six months, but there can be no assurances.

General and Administrative: General and administrative expenses decreased $446,361 or 19.7% to $1.822 million for the six months ended June 30, 2007, compared to $2.269 million for the comparable period in 2006. The primary reason for the decrease in general and administration was a $176,183 decrease in payroll related expenses.

Operating Loss: The Company’s loss from operations during the six months ended June 30, 2007 and 2006, was $140,455 and $36,663, respectively.

Interest Expense: Interest expense was $289,294 and $249,280 for the six months ended June 30, 2007and 2006, respectively.

Income Taxes: For the six months ended June 30, 2007, the Company’s income tax expense was minimal because of the Company’s net operating loss carryforwards. For the six months ended June 30, 2006, the Company did not record a provision for income taxes. No income tax is due for this period because the Company has net operating loss carryforwards from prior periods that fully offset the tax provision.

Net Loss: The Company posted a net loss of $429,749 and $285,943 for the six months ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

The primary source of funds available to the Company are receipts from customers for simulator and merchandise sales in its two owned and operated racing centers, percentage of gross revenues from simulator races and minimum guarantees from revenue share and lease sites, the sale of simulators, proceeds from equity offerings including the $2,610 million received in August 2002, proceeds from debt offerings including the $700,000 in Secured Bridge Notes and warrants issued in March 2003, the $604,000 in net proceeds from Notes and options issued between February and June 2004, the additional loan of a net $100,000 from one of the existing Bridge Loan note holders, $122,000 from the 2005 Note, net proceeds of $855,000 borrowed in September of 2006, loans from shareholders, credit extended by vendors, and possible future financings.

On December 31, 2004, March 31, 2005 and April 15, 2005, the Company entered into three Asset Purchase Agreements with Race Car Simulation Corp. pursuant to which it sold 44 of its race car simulators that were located in existing revenue share locations, or had been installed in new revenue share sites. The sale is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13. While this transaction generated an aggregate purchase price of $2,856,600, it also depleted monthly revenue share payments to the Company generated by the simulators that were sold. As of this filing, the net proceeds of $1,874,708 from the three sales transactions for the sale of 44 simulators to Race Car Simulation Corp. (“RCSC”) have been depleted. Management intends to continue to contract with revenue share and/or lease partners in a timely manner and install simulators within its inventory to replenish the cash flow lost from the 44 simulators that were sold, although there can be no assurances. The Company has an obligation under the agreement with RCSC to guarantee certain contracted minimum revenue share or lease payments through 2007, and one of RCSC’s revenue share partners, National Tour, Inc., is in default on approximately $200,000 in lease payments. The parties are negotiating a payment plan, but legal action may be required at the expense of the Company. The Company also has an obligation to find new revenue share or lease partners for the 12 SMS simulators that are owned by RCSC and were previously contracted to National Tour, Inc. under a lease agreement.

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

Management is optimistic that the new Reactor simulator will be attractive to customers seeking a lower priced simulator with greater mobility and portability. The Reactor simulator debuted at the 2005 IAAPA convention in mid-November 2005, and 44 Reactor simulators have been manufactured since that time. Management is also encouraged by the initial interest in, and the potential profitability of, the mobile application of the new Reactor simulator although there can be no assurances.

The Company will likely require some form of debt or equity financing sufficient to complete its development of the multi-site league play, and there is no assurance that such funding will be available or available on terms acceptable to the Company.

During the six months ending June 30, 2007, the operating activities of the Company used net cash of $69,498 compared to net cash used of $308,676 for the comparable period in 2006. The drivers for the decrease in cash used from operations can be attributed to the increase in inventory, the increase in accounts payable and the payments on notes payable.

During the six months ending June 30, 2007, the Company used $7,063 of net cash in investing activities compared with $3,726 of net cash generated in investing activities during the comparable period in 2006. The decrease in cash from investing activities is primarily related to the purchase of simulators.

During the six months ending June 30, 2007, the Company used $104,711 of cash from financing activities compared with $19,597 of cash generated during the comparable period in 2006. The decrease from financing activities is primarily related to the payments on notes.

Cash flow from all sources (operations, investing activities and financing activities) was insufficient to fund the Company during the six months ending June 30, 2007, and resulted in an $181,272 reduction in the Company’s cash position. This compares with $285,353 in cash reduction for all sources for the period ending June 30, 2006.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.610 million received in August 2002, loans from related parties including net proceeds of $687,500 received in March 2003, and net proceeds received between February 2004 and June 2004 totaling $604,000, $122,500 in loan proceeds from the sale of the 2005 Notes between October and November, net proceeds of $845,000 in loan proceeds from the sale of the 2006 Notes in July, $1.027 million received in the form of deposits for the placement of race car simulators in revenue share locations, or for the future purchase by third parties of race car simulators, net proceeds of $855,000 borrowed in September of 2006, loans from shareholders, and credit extended by vendors.

As of June 30, 2007, the Company had cash totaling $35,051 compared to $216,323 at December 31, 2006. Current assets totaled $690,628 at June 30, 2007, compared to $726,018 on December 31, 2006. Current liabilities totaled $4,615,561 on June 30, 2007, compared with $3,843,284 on December 31, 2006. As such, these amounts represent an overall decrease in working capital of $807,667 for the six months ending June 30, 2007.

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

PART II

Item 1. Legal Proceedings

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. The Company’s subsidiary, Perfect Line, Inc., filed a complaint in the U.S. District Court, Southern District of Indiana on December 6, 2006, against Checker Flag Lightning, LLC (“CFL”) and Mike Schuelke, seeking a Declaratory Judgment, Injunctive Relief and Damages for failing to make the required payments (at least $559,119) under certain lease agreements between Checker Flag Lightning and Perfect Line. On April 18, 2007, the Company filed a Motion for Partial Summary Judgment in the amount of $357,372 against CFL on Counts II and VI of the Complaint (amounts that are owed since January 1, 2006). CFL filed its response to the Summary Judgment and did not dispute the amounts due to Perfect Line; however, the case has been stayed pending the outcome of the Bankruptcy Petition as described below.

A Petition for Involuntary Bankruptcy was filed by Perfect Line against CFL on June 11, 2007. CFL filed a motion to dismiss the case based upon an insufficient number of creditors. The Michigan Court has allowed more time for additional creditors to join the Petition, so the Petition remains pending.

Checkered Flag Lightning is a lease assignee of Perfect Line for the Riverchase Galleria racing center in Birmingham, Alabama. Since CFL recently vacated this space, the landlord for this space has recently informed Perfect Line of CFL’s failure to pay an amount due at the end of 2006 of $204,380. Approximately half of this amount was a previous Perfect Line obligation that was to be paid by CFL under the terms of the revenue share agreement between the parties, and the other half are recent CFL defaults. No complaint has been filed in this matter, and the parties are attempting to negotiate reasonable settlement terms for both parties, although there can be no assurances.

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

Date: August 20, 2007	/s/ William R. Donaldson

William R. Donaldson Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 20, 2007	/s/ William R. Donaldson

William R. Donaldson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 20, 2007	/s/ William R. Donaldson

William R. Donaldson Chairman of the Board and Chief Executive Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits:

11.1	Computation of Earnings (Loss) Per Share
21.1	Subsidiaries
31.1	Certification of William R. Donaldson as Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Security Exchange Act of 1934.
32.1	Certification of William R. Donaldson as Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of William R. Donaldson as Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350.