Form 10QSB
period 2007-09-30
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2007-11-19
CIK 1115551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

As of October 18, 2007, there were 98,999,788 (par value $0.0001) common shares issued and outstanding.

Transitional Small Business Disclosure Format (Check one). Yes ☐ No☒

DOCUMENTS INCORPORATED BY REFERENCE: Exhibit Index on page 25.

The accompanying notes are an integral part of these consolidated financial statements.

INDEX TO QUARTERLY REPORT ON FORM 10-QSB

PAGE

NUMBER

SECTION

PART I

ITEM 1.	Unaudited Condensed Financial Statements and Notes to Financial Statements
Consolidated Balance Sheets at September 30, 2007 and December 31, 2006	3
Consolidated Statements of Operations for the Three Months Ended
September 30, 2007 and 2006	5
Consolidated Statements of Operations for the Nine Months ended
September 30, 2007 and 2006	6

Consolidated Statements of Changes in Shareholders’ Deficit for the Period Ended

September 30, 2007 and December 31, 2006	7
Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 2007 and 2006	8
Notes to Consolidated Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Internal Controls and Procedures	21

PART II

ITEM 1.	Legal Proceedings	22
ITEM 2.	Changes in Securities	22
ITEM 3.	Defaults Upon Senior Securities	22
ITEM 4.	Submission of Matters to a Vote of Security Holders	22
ITEM 5.	Other Information	22
ITEM 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES	24

EXHIBITS INDEX	25

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

PART I

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ASSETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Current Assets
Cash	$133,635	$216,323
Accounts Receivable, Net of $238,781 allowance and $238,781, respectively	249,234	229,506
Inventory	323,665	254,322
Prepaid Expenses	62,007	22,724
Notes Receivable	10,427	3,143
Total Current Assets	778,968	726,018

Property and Equipment
Total Property and Equipment, Net	626,671	885,711

Other Assets
Deposits	90,272	28,471
Notes Receivable	296,807	305,642
Total Other Assets	387,079	334,113

Total Assets	$1,792,718	$1,945,842

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILTIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Current Liabilities
Accounts Payable	$830,680	$581,281
Accrued Payroll Expense	38,361	66,762
Accrued Sales Tax Payable	39,516	34,360
Gift Cert. & Customer Deposits	30,293	23,248
Deposits on Simulator Sales	1,002,860	1,019,093
Accrued Liabilities	443,456	432,745
Notes Payable - Related parties	50,000	146,000
Notes payable	1,829,123	1,539,795
Total Current Liabilities	4,264,289	3,843,284

Long-term Liabilities
Notes payable	1,720,396	1,957,471

Total Liabilities	5,984,685	5,800,755

Shareholders’ Equity (Deficit)
Common Stock	9,900	9,640
Additional Paid in Capital	5,551,892	5,498,749
Retained Deficit	(9,753,759)	(9,363,302)
Total Shareholders’ Equity (Deficit)	(4,191,967)	(3,854,913)

Total Liabilities & Shareholders’ Equity (Deficit)	$1,792,718	$1,945,842

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ending
	September 30
	2007	2006

Revenues
Company Store Sales	$475,203	$531,856
Revenue Share Sales	144,056	77,462
Simulator Leases	-	19,000
Sales of Simulator Systems	385,878	292,708
Special Event Sales	51,659	-
Total Revenues	1,056,796	921,026

Cost of Sales
COGS - Merchandise	6,118	10,386
Group Sales Expenses	-	1,759
COGS - Sale of Simulators	32,591	86,400
COGS – Special Events	-	10,674
Inventory Adjustments	(1,264)	-
Total Cost of Sales	37,445	109,219

Gross Profit	1,019,351	811,807

General & Admin Expenses
Payroll Related Expenses	350,506	353,072
Occupancy Expenses	275,322	274,764
Other Operating Expenses	182,129	350,384
Total Operating Expenses	807,957	978,220

Operating Profit (Loss)	211,394	(166,413)

Interest Expense	(172,103)	(151,172)

Net Profit (Loss) before Income Tax Expense	39,291	(317,585)

Income Tax Expense	-	-

Net Profit (Loss)	$39,291	$(317,585)

Net Profit (Loss) per share – basic and diluted	$0.00	$(0.00)

Weighted Average Shares Outstanding	98,858,360	94,164,500
Diluted Common Shares Outstanding	111,224,860	100,862,516

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

	For the Nine Months Ending
	September 30
	2007	2006

Revenues
Company Store Sales	$1,383,912	$1,375,884
Revenue Share Sales	320,740	236,451
Simulator Leases	6,333	57,000
Sales of Simulator Systems	1,450,287	1,823,883
Special Event Sales	160,160	106,408
Total Revenues	3,321,432	3,599,626

Cost of Sales
COGS - Merchandise	36,435	16,666
Group Sales Expenses	819	2,406
COGS - Sale of Simulators	539,262	491,367
COGS – Special Events	41,769	47,701
Inventory Adjustments	2,046	(2,223)
Total Cost of Sales	620,331	555,917

Gross Profit	2,701,101	3,043,709

General & Admin Expenses
Payroll Related Expenses	1,056,160	1,234,909
Occupancy Expenses	829,899	839,222
Other Operating Expenses	744,103	1,172,654
Total Operating Expenses	2,630,162	3,246,785

Operating Profit (Loss)	70,939	(203,076)

Interest Expense	(461,396)	(400,452)

Net Loss before Income Tax Expense	(390,457)	(603,528)

Income Tax Expense	-	-

Net Loss	$(390,457)	$(603,528)

Net Loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	97,226,805	93,902,399
Diluted Common Shares Outstanding	111,366,288	102,902,399

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Statement of Shareholders’ Deficit

(Unaudited)

			Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Balance at December 31, 2006	96,397,506	$9,640	$5,498,749	$(9,363,302)	$(3,854,913)

Warrant issued for 2007 Note Payable (unaudited)	-	-	11,403	-	11,403

Common stock issued for payment of Loan Interest (unaudited)	2,602,282	260	41,740	-	42,000

Net loss for the Period ended September 30, 2007 (unaudited)	-	-	-	(390,457)	(390,457)

Balance at September 30, 2007 (unaudited)	98,999,788	$9,900	$5,551,892	$(9,753,759)	$(4,191,967)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(390,457)	$(603,528)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	221,202	307,457
Amortization of notes payable discount	17,258	8,111
Amortization of Dolphin Financing Agreement	(348,819)	(300,510)
Common stock issued for interest	42,000	60,000
Net changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivable	(18,177)	72,915
Decrease in inventory	89,639	51,813
(Increase) decrease in prepaid expenses and other assets	(101,086)	37,887
Decrease in intangibles	(69,390)	-
Increase (decrease) in accounts payable	249,399	(248,932)
Decrease in accrued payroll and payroll taxes	(28,401)	(22,828)
Increase (decrease) in sales tax payable	5,156	(4,326)
Increase (decrease) in gift certificates and customer deposits	7,045	(4,721)
Increase in accrued expenses	10,712	18,306
(Decrease) in deposits on simulator sales	(16,233)	(347,983)

Net Cash Used by Operating Activities	(330,152)	(976,339)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(69,390)	(308,710)
Sale of property and equipment	17,637	29,437

Net Cash Used by Investing Activities	(51,753)	(279,273)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable	475,000	1,166,181
Payments of notes payable	(175,783)	(33,907)

Net Cash Provided by Financing Activities	299,217	1,132,274

DECREASE IN CASH	(82,688)	(123,338)

CASH, BEGINNING OF PERIOD	216,323	353,180

CASH, END OF PERIOD	$133,635	$229,842

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Nine Months Ended September 30

	2007	2006

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest	$204,632	$54,479
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007 and December 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated balance sheets of Interactive Motorsports and Entertainment Corp. (the “Company”) at September 30, 2007 and December 31, 2006 and the unaudited consolidated statements of operations and statements of cash flows for the nine months ended September 30, 2007 and September 30, 2006 have been prepared by the Company’s management and do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Although management believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s latest annual financial statements included in the Company’s annual report on Form 10-KSB. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007 or any future period.

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

September 30, 2007 and December 31, 2006

NOTE 3 - DEBT AND CREDIT ARRANGEMENTS (continued)

Pursuant to the Note and Option Purchase Agreement and Security Agreement dated November 2005 (“2005 Agreement”), the Company issued notes bearing an interest rate of 12% payable in the total amount of $122,500. These notes were issued between October 13, 2005 and November 4, 2005. Each note came with an option to purchase common shares of the Company equal to the amount of notes purchased divided by the exercise price of the option. The notes were due on October 1, 2007, and the Company has asked the note holders to extend the note under the same terms until additional funding is in place. The note holders have agreed to an extension as of the date of this notice, but there is no assurance that one or more of the note holders will demand payment.

The value of the options will be amortized to interest expense over their life which expires on November 1, 2007. Amortization of option discount for the options related to the 2005 Agreement of $3,915 and $7,831 was included in interest expense for the nine months ended September 30, 2007 and the twelve months ended December 31, 2006, respectively.

On March 29, 2006, Perfect Line and MOAC Mall Holdings, LLC, the Mall of America landlord, agreed to a settlement agreement whereby Perfect Line signed a promissory note totaling $294,652 payable in five (5) quarterly installments, with the first payment of $78,471 made on February 28, 2006, and payments of $54,045 to be made beginning July 14, 2006 and ending July 15, 2007.  The $54,045 payments for 2006 were made on July 14 and November 15. See Note 6, Subsequent Events.

On July 14, 2006, the Company entered into Note and Warrant Purchase and Security Agreements with ten (10) investors in a private placement which is exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Reg. D and Rule 506 adopted thereunder. The Notes, totaling $950,000,were issued by Perfect Line, will be fully paid down July 17, 2010, and bear interest at a rate of 16% per annum (increased from 15% on September 21, 2007) for the total interest amount over the four year period of $326,194. The principle balance of the notes on September 30, 2007, is $723,530. Each note came with an option to purchase common shares of the Company equal to two and one half times the amount of notes purchased divided by the exercise price of the option. The principle and interest on the Notes are payable weekly over a four (4) year term and are secured by a first security interest in 20 of the simulators owned by Perfect Line.

The value of the options will be amortized to interest expense over their life which expires on July 13, 2010. Amortization of option discount for the options related to the 2006 Agreement of $11,385 and $6,958 was included in interest expense for the nine months ended September 30, 2007, and twelve months ended December 31, 2006, respectively.

On April 12, 2007, the Company entered into a Mutual Release and Settlement Agreement with Mall of Georgia, LLC. The terms of the agreement released the Company from any future lease obligations at the site and set the financial settlement at $194,660, payable in six (6) installments between May, 2007 and May, 2008. $95,580 is directly attributable to Perfect Line with the remainder of the note attributable to unpaid rent due from lease assignee, Checker Flag Lightning, LLC. See Note 6, Subsequent Events. The Company has filed a Motion for Partial Summary Judgment against Checker Flag Lightning, LLC in the amount of $357,352. See Part II, Item I, Legal Proceedings for more details.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007 and December 31, 2006

NOTE 3 - DEBT AND CREDIT ARRANGEMENTS (continued)

On September 21, 2007, the Company entered into Note and Warrant Purchase and Security Agreements with ten (10) investors in a private placement which is exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Reg. D and Rule 506 adopted thereunder. The Notes, totaling $475,000, were issued by Perfect Line, will be fully paid down September 13, 2011 and bear interest at a rate of 16% per annum for the total interest amount over the four (4) year period of $167,477. The principle balance of the notes on September 30, 2007, is $472,661. Each note came with an option to purchase common shares of the Company equal to two and one half times the amount of notes purchased divided by the exercise price of the option.

The value of the options will be amortized to interest expense over their life which expires on September 13, 2011. Amortization of option discount for the options related to the 2007 Agreement of $0 was included in interest expense for the nine months ended September 30, 2007.

NOTE 4 - SIMULATOR SALE AGREEMENTS

The Company completed the sale of fourteen (14) Reactor simulators to DGI, Inc. for their Reactor Mobile Experiences in the first quarter of 2007, the sale of two (2) Reactor simulators to the George P. Johnson & Company in Auburn Hills, MI in the second quarter of 2007, and the sale of four (4) SMS simulators to Prime Time FEC in the third quarter of 2007. A contract for the installation of four (4) SMS simulators (2 purchase and 2 revenue share) was signed for the Charlotte, NC market and a $90,000 deposit was made. Installation is not expected until first quarter of 2008.

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March of 2007, DGI, Inc., an Indiana corporation managed by and under majority ownership of William R. Donaldson, purchased fourteen (14) Reactor simulators for $574,000 from Perfect Line and subsequently leased the simulators to Sprint Nextel and Toyota. Mr. Donaldson is the Chairman and Chief Executive Officer of the Company

NOTE 6 - SUBSEQUENT EVENTS

The Company has agreed to amended note and settlement agreements with two of its landlords, Mall of Georgia, LLC and MOAC Mall Holdings, LLC (Mall of America). Having missed payments under the terms of earlier note and settlement agreements with both parties, the Company has negotiated terms for going forward. Under the terms of the Mall of Georgia agreement, the balance due of $157,346 is to be paid in eight payments between December 15, 2007 and October 1, 2008. Under the terms of the Mall of America agreement, the balance due of $310,553 is to be paid in seven payments between December 15, 2007 and October 1, 2008.

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

None

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

In late 2004, the Company raised funds through debt financing and began manufacturing new SMS simulators in 2005 to meet the demand. In late 2005 it introduced the new Reactor simulator, a more portable, mobile and affordable model for the market.

Funding the operations through revenues from the business and through primarily debt financing, the Company has laid the groundwork for a focus on the experiential mobile marketing industry and the out-of-home, multi-site interactive gaming opportunity. A recent license with iRacing.com, owned by John Henry (principle owner of the Boston Red Sox), and David Kaemmer (co-founder of Papyrus Racing Games), owners of the Papyrus NASCAR Racing 2003, will potentially allow the Company to complete its modeling of the multi-player/multi-site virtual league gaming, although there can be no assurance that the project will be successful.

Overview

Interactive Motorsports and Entertainment Corp. (“IMTS” or the “Company”), an Indiana corporation, is a world leader in race simulation. Operating through its wholly owned subsidiary, Perfect Line, Inc., the Company manufactures two versions of race car simulators and sells racing experiences to the public through revenue sharing and marketing agreements for the “out-of-home” interactive gaming market. The Company contracts with operators in malls, amusement parks, family entertainment centers, casinos, and with third parties for trade shows and mobile fan interactive experiences. Under team and track licenses from America’s fastest growing sport, NASCAR, simulator customers experience driving in a NASCAR race car that simulates the motion, sights and sounds of an actual NASCAR event. The Company owns and operates racing centers at the Mall of America in Minneapolis, MN, and at Universal CityWalk in Hollywood, CA. Each racing center features 12 simulators as well as a selection of popular NASCAR merchandise. The Company is positioning itself to be a world leader in the “out-of-home” multi-player/multi-site virtual league market, and the experiential mobile marketing industry.

The Company currently has two versions of racecar simulators, the SMS and the Reactor. In marketing these two products it leverages its strategic relationships and proprietary assets, which include sophisticated racing simulation technology (including 2 patents, and license agreements with NASCAR race tracks and race teams), to offer a unique and affordable race simulation experience.

The Company’s business strategy currently targets: 1) end customers in fixed site venues who are gamers and/or NASCAR enthusiasts, and 2) experiential marketing clients, including but not limited to NASCAR sponsors, who use the experience to draw attention to their product display and to collect potential customer data and drive them to a website. In addition, under a new multi-year proprietary software license agreement with iRacing.com, exclusive for the “out-of-home” race simulation category, the anticipated multi-player/multi-site virtual league offering is expected to engage the hardcore customers to compete in leagues and competitions on a regularly scheduled basis, although there can be no assurances.

Through strategic alliances the Company currently has access to over twenty retail locations nationally, as well as eight experiential mobile marketing units traveling around the country. IMTS plans significant growth in product placement to fully exploit the available fixed and mobile marketing venues both domestically and internationally, although there can be no assurances.

Perfect Line’s race simulators, including those owned by Race Car Simulation Corp., are currently featured in the following locations:

Company Owned (24 Simulators):

Location	Year	Market	Sq. Ft.	Simulators
1) Mall of America	2001	Minneapolis, MN	5,899	12 SMS
2) Universal CityWalk	2001	Los Angeles, CA	5,000	12 SMS

Revenue Share (75 Simulators):

Location	Year	Market	Sq. Ft.	Simulators
1) NASCAR SpeedPark	2003	Sevierville, TN	1,584	6 SMS#
2) NASCAR SpeedPark	2003	St. Louis, MO	1,496	6 SMS#
3) Bass Pro Outdoor	2004	Harrisburg, PA	500	2 SMS
4) Jordan Creek Town Center	2004	Des Moines, IA	4,000	8 SMS
5) NASCAR SpeedPark	2005	Toronto, Canada	1,500	6 SMS#
6) Bass Pro Outdoor	2005	Clarksville, IN	750	3 SMS
7) NASCAR SpeedPark	2006	Myrtle Beach, SC	1,600	6 SMS#
8) Bass Pro Outdoor	2006	Springfield, MO	500	3 SMS
9) Bass Pro Outdoor	2006	San Antonio, TX	500	2 SMS
10) Bass Pro Outdoor	2007	Mesa, AZ	500	2 SMS
11) Bass Pro Outdoor	2007	Rancho Cucamonga, CA	500	2 SMS
12) Wing Warehouse Sports Bar & Grill	2007	Akron, OH	1200	4 SMS
13) Incredible Pizza	2007	Euless, TX (Dallas)	1200	4 SMS*#
14) Incredible Pizza	2007	War Acres, OK	1200	4 SMS*#
15) Incredible Pizza	2007	Pasadena, TX	500	2 SMS*
16) Incredible Pizza	2007	Houston, TX	1200	4 SMS*
17) Miramar Speed Circuit	2007	San Diego, CA	500	1 SMS*
18) Carnival Triumph	2007	Carnival Cruise Lines	500	2 SMS*
19) Rapid City	2007	Rapid City, SD	1200	2 SMS*
20) Bass Pro Outdoor	2008	Denham Springs, LA	500	2 SMS*
21) Charlotte Simulated Speedway	2008	Charlotte, NC	4000	4 SMS*

Mobile Units (40 Simulators):

Buyer	Year	Market	Simulators
1) DaimlerChrysler	2005	European Auto Shows	2 SMS
2) H&H Motorsports/IMTS	2006	Mobile Experience	2 Reactors
3) Florida Simulated Racing Network	2006	Mobile Experience	4 Reactors
4) Exhibit Enterprises (Dodge)	2006	Mobile Experience	4 Reactors
5) Exhibit Enterprises (Dodge)	2006	Mobile Experience	4 Reactors
6) DGI, Inc (Nextel)	2006	Mobile Experience	6 Reactors
7) DGI, Inc (Toyota)	2006	Mobile Experience	4 Reactors
8) DGI, Inc (Nextel, Toyota)	2007	Mobile Experience	14 Reactors

Sales of Simulators (85 Simulators):

Buyer	Year	Market	Simulators
1) Gurnee Mills	2004	Chicago, IL	6 SMS!!
2) Concord Mills	2004	Charlotte, NC	12 SMS!!
3) Opry Mills	2004	Nashville, TN	10 SMS!!
4) I-Vision Tech.	2004	Abu Dhabi, UAE	2 SMS
5) I-Vision Tech.	2005	Abu Dhabi, UAE	4 SMS
6) Ft. Gordon	2005	Ft. Gordon, GA	2 SMS
7) Fun City	2005	Burlington, IA	1 SMS
8) DaimlerChrysler	2005	US Auto Shows	2 SMS
9) Gate A Sports	2006	Cleveland, OH	5 SMS
10) Skycoaster of Florida	2006	Kissimmee, FL	6 SMS
11) Vacationland F.E.	2006	Brainerd, MN	4 SMS
12) NASCAR SpeedPark	2006	Concord, NC	3 Reactors
13) George P. Johnson & Company	2007	Auburn Hills, MI (Shanghi experience)	2 Reactors
14) Prime Time FEC	2007	Abilene, TX	3 SMS
15) Miramar Speed Circuit	2007	San Diego, CA	1 SMS*
16) Rapid City	2007	Rapid City, SD	2 SMS*
17) Charlotte Simulated Speedway	2008	Charlotte, NC	4 SMS*

Sales of Simulators (continued):

Buyer	Year	Market	Simulators
18) Road Story	2008	Austin, TX	4 SMS*
19) Roltex	*	Moscow, Russian Federation	8 SMS*
20) Tonne Mgmt.	*	Wisconsin Dells, WI	4 SMS*

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

Review of Consolidated Financial Position

Cash: The Company had $133,635 in cash as of September 30, 2007, compared with $216,323 at December 31, 2006, a decrease of $82,688. This decrease in the company’s position of cash during the first nine months of 2007 was due principally to payments to vendors and general operating expenses. See further discussion under the “Liquidity and Capital Resources” section below.

Trade Accounts Receivable: At the year ending December 31, 2005, the Company established a reserve of $245,254 for a portion of the debt owed the Company by Checker Flag Lightning, LLC. The Company continues to pursue the collection of the debt owed the Company by Checker Flag Lightning, LLC, and there is disagreement between the parties as to the amount due.

Inventory: At September 30, 2007, inventory increased by $69,343 from December 31, 2006 levels due primarily to the reclassification of simulator parts in non-depreciated fixed assets to simulator inventory held for sale. Simulators in inventory increased by $81,029 from December 31, 2006, levels to $321,855 at September 30, 2007. Merchandise inventory decreased by $11,686 from December 31, 2006, levels during the nine month period ending September 30, 2007.

Notes Payable: On September 30, 2007, the Company had an aggregate balance of $3,599,519 for Notes Payable. The balance consisted of $50,000 in related party agreements, $600,000 on the Ropart Note Payable, $1,411,942 on the 2004 Race Car Simulator Corporation (“RCS”) borrowing, $122,500 on the 2005 Agreement, $721,636 on the 2006 Agreements, $474,039 in the 2007 Agreements and $219,402 on other agreements.

On March 29, 2006, Perfect Line and MOAC Mall Holdings, LLC, the Mall of America landlord, agreed to a settlement agreement whereby Perfect Line signed a promissory note totaling $294,652 payable in five (5) quarterly installments, with the first payment of $78,471 made on February 28, 2006, and payments of $54,045 to be made beginning July 14, 2006 and ending July 15, 2007.  The $54,045 payments for 2006 were made on July 14 and November 15. See Note 6, Subsequent Events.

On July 14, 2006, the Company entered into Note and Warrant Purchase and Security Agreements with ten (10) investors in a private placement which is exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Reg. D and Rule 506 adopted thereunder. The Notes, totaling $950,000,were issued by Perfect Line, will be fully paid down July 17, 2010, and bear interest at a rate of 16% per annum (increased from 15% on September 21, 2007) for the total interest amount over the four year period of $326,194. The principle balance of the notes on September 30, 2007, is $723,530. Each note came with an option to purchase common shares of the Company equal to two and one half times the amount of notes purchased divided by the exercise price of the option. The principle and interest on the Notes are payable weekly over a four year term and are secured by a first security interest in 20 of the simulators owned by Perfect Line.

On April 12, 2007, the Company entered into a Mutual Release and Settlement Agreement with Mall of Georgia, LLC. The terms of the agreement released the Company from any future lease obligations at the site and set the financial settlement at $194,660, payable in six (6) installments between May, 2007 and May, 2008. $95,580 is directly attributable to Perfect Line with the remainder of the note attributable to unpaid rent due from lease assignee, Checker Flag Lightning, LLC. See Note 6, Subsequent Events. The Company has filed a Motion for Partial Summary Judgment against Checker Flag Lightning, LLC in the amount of $357,352. See Part II, Item I, Legal Proceedings for more details.

On September 21, 2007, the Company entered into Note and Warrant Purchase and Security Agreements with ten (10) investors in a private placement which is exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Reg. D and Rule 506 adopted thereunder. The Notes, totaling $475,000, were issued by Perfect Line, will be fully paid down September 13, 2011 and bear interest at a rate of 16% per annum for the total interest amount over the four (4) year period of $167,477. The principle balance of the notes on September 30, 2007, is $472,661. Each note came with an option to purchase common shares of the Company equal to two and one half times the amount of notes purchased divided by the exercise price of the option.

Deposits on Simulator Sales: During the nine month period ending September 30, 2007, the Company recorded all or a portion of three simulator sales transactions. This activity resulted in the decrease of deposits on simulator sales of $16,233 to $1,002,860 as compared to the balance at December 31, 2006.

Other Liabilities: Accounts payable, accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends.

Review of Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues: Revenues are comprised primarily of Company store sales, revenue share sales, and simulator leases and sales.

Revenues for the three months ended September 30, 2007, increased by $135,770 or 14.9% to $1,056,796 from $921,026 for the comparable period in 2006. This was the result of increased store sales and simulator sales in the three month period ending September 30, 2007.

Cost of Sales: Cost of sales as a percentage of total revenues was 4% and 12% for the three months ended September 30, 2007 and 2006, respectively. Cost of sales decreased $71,774 or 65.7% to $37,445 for the three months ended September 30, 2007, from $109,219 for the comparable period in 2006. The primary reason for the decrease in cost of sales was due to realized cost being less than estimated in the second quarter of 2007.

Gross Profit: Gross profit as a percentage of total revenue was 96% and 88% for the three months ended September 30, 2007 and 2006, respectively. Gross profit increased $207,544 or 25.6% to $1,019,351 for the three months ended September 30, 2007, from $811,807 for the comparable period in 2006. The increase in gross profit margin was primarily associated with realized cost being less than estimated in the second quarter of 2007.

General and Administrative: General and administrative expenses decreased $170,263 or 17.4% to $807,957 for the three months ended September 30, 2007, compared to $978,220 for the comparable period in 2006. The primary reason for the decrease was a $168,255 decrease in other operating expenses.

Operating Profit: The Company’s profit from operations during the three months ended September 30, 2007 was $211,394 compared to an operation loss during the three months ended September 30, 2006 of $166,413.

Interest Expense: Interest expense was $172,103 and $151,172 for the three months ended September 30, 2007 and 2006, respectively.

Net Profit: The Company’s net profit for the three months ended September 30, 2007, was $39,291 compared to a net loss of $317,585 for the same period in 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues: Revenues are comprised primarily of Company store sales, revenue share sales, and simulator leases and sales.

Revenues for the nine months ended September 30, 2007, decreased $278,194 or 8% to $3.321 million as compared with $3.600 million for the comparable period in 2006. This was the result of a combination of a strong simulator sales in the nine month period ending March 30, 2006, and soft sales in the nine month period ending September 30, 2007. Management believes that the timing of the sales transactions will balance out over the course of the next six months, but there can be no assurances.

Cost of Sales: Cost of sales as a percentage of total revenues was 19% and 15% for the nine months ended September 30, 2007 and 2006, respectively. Cost of sales for the nine months ended September 30, 2007, increased by $64,414 or 12% to $620,331 compared with $555,917 for the comparable period in 2006. The primary reason for the increase in cost of sales was an increase of $19,769 in Company store merchandise and a $44,646 increase in simulator related expenses.

Gross Profit: Gross profit as a percentage of total revenues was 81% and 85% for the nine months ended September 30, 2007 and 2006, respectively. Gross profit was $2.701 million for the nine months ended September 30, 2007, as compared to $3.044 million for the nine months ended September 30, 2006, a decrease of $342,608 or 11.3%. The decrease was primarily the result of lower simulator sales in the first three quarters of 2007. Management believes that the timing of the sales transactions will balance out over the course of the next six months, but there can be no assurances.

General and Administrative: General and administrative expenses decreased $616,623 or 19% to $2.630 million for the nine months ended September 30, 2007, compared to $3,247 million for the same period in 2006. The primary reasons for the decrease in general and administration was a $178,749 decrease in payroll related expenses, an $9,323 decrease in occupancy expenses, and a net decrease in other operating expenses of $428,551. The decrease in other operating expenses is mainly attributed to decreases in Research & Development of $114,569, Credit Acquisition Fee of $95,000, Depreciation of $86,255, Outside Services of $68,558 and Insurance of $32,024.

Operating Profit: The Company had a $70,939 profit from operations during the nine months ended September 30, 2007 compared to a $203,076 loss for the same period in 2006.

Interest Expense: Interest expense was $461,396 and $400,452 for the nine months ended September 30, 2007 and 2006, respectively.

Income Taxes: For the nine months ended September 30, 2007, the Company’s income tax expense was minimal because of the Company’s net operating loss carryforwards. For the nine months ended September 30, 2006, the Company did not record a provision for income taxes. No income tax is due for this period because the Company has net operating loss carryforwards from prior periods that fully offset the tax provision.

Net Loss: The Company’s posted a net loss of $390,457 and $603,528 for the nine months ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

The primary source of funds available to the Company are receipts from customers for simulator and merchandise sales in its two owned and operated racing centers, percentage of gross revenues from simulator races and minimum guarantees from revenue share and lease sites, the sale of simulators, proceeds from equity offerings including the $2,610 million received in August 2002, proceeds from debt offerings including the $700,000 in Secured Bridge Notes and warrants issued in March 2003, the $604,000 in net proceeds from Notes and options issued between February and June, 2004, the additional loan of a net $100,000 from one of the existing Bridge Loan note holders, $122,000 from the 2005 Note, net proceeds of $855,000 borrowed in September of 2006, net proceeds of $427,500 borrowed in September of 2007, loans from shareholders, credit extended by vendors, and possible future financings.

On December 31, 2004, March 31, 2005 and April 15, 2005, the Company entered into three Asset Purchase Agreements with Race Car Simulation Corp. (“RCSC”) pursuant to which it sold forty-four (44) of its race car simulators that were located in existing revenue share locations, or had been installed in new revenue share sites. The sale is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13. While this transaction generated an aggregate purchase price of $2,856,600, it also depleted monthly revenue share payments to the Company generated by the simulators that were sold. As of this filing, the net proceeds of $1,874,708 from the three sales transactions for the sale of forty-four (44) simulators to RCSC have been depleted. Management intends to continue to contract with revenue share and/or lease partners in a timely manner and install simulators within its inventory to replenish the cash flow lost from the forty-four (44) simulators that were sold, although there can be no assurances. RCSC has filed a complaint against National Tour, Inc. and its chief executive officer, Johnny Capels, personally. RCSC claims that National Tour owes the company at least $193,000 in lease payments plus interest and other costs under the lease agreements between the parties. The lease agreements involve twelve (12) of the Company’s simulators which were part of the forty-four (44) considered a “borrowing” under GAAP guidelines, and may be a contingent liability for the Company under the terms of its guarantee to RCSC under the asset purchase agreement. The Company has an obligation under their agreement with RCSC to guarantee certain contracted revenue share or lease payments through 2007, and also has the obligation to find new revenue share or lease partners for the RCSC simulators. The Company is in the process of removing eight SMS simulators from the Syracuse, NY site to Incredible Pizza sites in Oklahoma City, OK and Dallas, TX (four in each site). The Company and RCSC are in discussions of how best to resolve the guaranteed payments due under their agreement.

The Company believes that it has generated a significant interest in its simulators, and that some combination of revenue share agreements, lease agreements and simulator sales agreements with both the original SMS simulator and the new Reactor simulator will be sufficient to fund the daily operations of the business until a larger scale, multi-site virtual league format can be established, although there can be no assurances. Current prospects include family entertainment centers, bowling alleys, cruise ships, sports bars and large retailers.

Management is optimistic that the new Reactor simulator will be attractive to customers seeking a lower priced simulator with greater mobility and portability. The Reactor simulator debuted at the IAAPA convention in mid-November, 2005, and 44 Reactor simulators have been manufactured since that time. Management is also encouraged by the initial interest in, and the potential profitability of, the mobile application of the new Reactor, simulator although there can be no assurance.

The Company is pursuing some form of debt or equity financing sufficient to complete its development of the multi-site league play, and there is no assurance that such funding will be available, or available on terms acceptable to the Company.

During the nine months ending September 30, 2007, the operating activities of the Company used net cash of $330,152 compared to net cash used of $976,339 for the comparable period in 2006. The drivers for the decrease in cash used from operations can be attributed to the increase in prepaid expense, the increase in accounts payable and the amortization of the Dolphin financing agreement.

During the nine months ending September 30, 2007, the Company used $51,753 of net cash in investing activities compared with $279,273 of net cash used in investing activities during the comparable period in 2006. The decrease in cash from investing activities is primarily related to the purchase of simulators.

During the nine months ending September 30, 2007, the Company generated $299,217 of cash from financing activities compared with $1,132,274 of cash generated during the comparable period in 2006. The decrease from financing activities is primarily related to the payments on notes.

Cash flow from all sources (operations, investing activities and financing activities) was insufficient to fund the company during the nine months ending September 30, 2007, and resulted in an $82,688 reduction in the Company’s cash position. This compares with $123,338 in cash reduction for all sources for the period ending September 30, 2006.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.610 million received in August 2002, loans from related parties including net proceeds of $687,500 received in March, 2003, and net proceeds received between February 2004 and June 2004 totaling $604,000, $122,500 in loan proceeds from the sale of the 2005 Notes between October and November, net proceeds of $845,000 in loan proceeds from the sale of the 2006 Notes in July, net proceeds of $855,000 borrowed in September of 2006, net proceeds of $427,500 borrowed in September of 2007, $1.003 million received in the form of deposits for the placement of race car simulators in revenue share locations, or for the future purchase by third parties of race car simulators, and credit extended by vendors.

As of September 30, 2007, the Company had cash totaling $133,635 compared to $216,323 at December 31, 2006. Current assets totaled $778,968 at September 30, 2007 compared to $726,018 on December 31, 2006. Current liabilities totaled $4,264,289 on September 30, 2007 compared with $3,843,284 on December 31, 2006. As such, these amounts represent an overall decrease in working capital of $368,055 for the nine months ending September 30, 2007.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. The Company’s subsidiary Perfect Line, Inc. filed a complaint in the US District Court Southern District of Indiana on December 6, 2006, against Checker Flag Lightning, LLC (“CFL”) and Mike Schuelke, seeking a Declaratory Judgment, Injunctive Relief and Damages for failing to make the required payments (at least $559,119) under certain lease agreements between CFL and Perfect Line. On April 18, 2007, the Company filed a Motion for Partial Summary Judgment in the amount of $357,372 against CFL on Counts II and VI of the Complaint (amounts that are owed since January 1, 2006). CFL filed its response to the Summary Judgment and did not dispute the amounts due to Perfect Line; however the case has been stayed pending the outcome of the Bankruptcy Proceedings as described below.

A Petition for Involuntary Bankruptcy was filed by Perfect Line against CFL on June 11, 2007. CFL filed a motion to dismiss the case based upon an insufficient number of creditors. The Michigan Court has allowed more time for additional creditors to join the Petition, so the Petition remains pending. The Involuntary Petition was granted and a trustee has been appointed, and is proceeding to administer the estate. Perfect Line has a first position security interest in 6 SMS simulators at the Gurnee Mills location related to a $400,000 note with CFL, and has made an offer to the bankruptcy trustee for 22 SMS simulators that were in CFL sites. Another 8 SMS simulators that the Company owns are in the Jordan Creek site, and will be installed in future revenue producing sites.

Checkered Flag Lightning, LLC (“CFL”) is a lease assignee of Perfect Line for the Riverchase Galleria racing center in Birmingham, Alabama. Since CFL recently vacated this space, the landlord for this space has recently informed Perfect Line of CFL’s failure to pay an amount due at the end of 2006 of $204,380. Approximately half of this amount was a previous Perfect Line obligation that was to be paid by CFL under the terms of the revenue share agreement between the parties, and the other half are recent CFL defaults. No complaint has been filed in this matter, and the parties are attempting to negotiate reasonable settlement terms for both parties, although there can be no assurance. The landlord did release the 8 SMS simulators and related assets that were in this mall site to the Company, and they have been removed and stored in the Company’s warehouse for future installation.

As of the filing of this Form 10-QSB, the Company is not aware of any material legal actions directed against the Company.

ITEM 2. CHANGES IN SECURITIES

None, not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None, not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, not applicable.

ITEM 5. OTHER INFORMATION

None, not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits.

3(i)	Articles of Incorporation [1]
3(ii)	By-Laws[1]
10.1	Form of Secured Bridge Notes [2]
10.2	Form of Procurement Contract [3]
10.3	Form of Master Revenue Sharing Agreement [3]
10.4	Asset Purchase Agreement with Race Car Simulation Corporation, a portfolio company of Dolphin Direct Equity Partners, LP [4]
10.5	Asset Purchase Agreement with Checker Flag Lightning, LLC (“CFL”), a Michigan limited liability corporation [5]
10.6	Form of 2006 Secured Promissory Note[6]
10.7	Form of 2006 Common Stock Purchase Warrant[6]
10.8	Form of 2007 Secured Promissory Note[6]
10.9	Form of 2007 Common Stock Purchase Warrant[6]
11.1	Computation of Earnings (Loss) Per Share
21.1	Subsidiaries
31.1	Certification of William R. Donaldson as Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Security Exchange Act of 1934.
32.1	Certification of William R. Donaldson as Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of William R. Donaldson as Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350.

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

Date: November 19, 2007	By:	/s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 19, 2007	By:	/s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: November 19, 2007	By:	/s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chairman of the Board and Chief Executive Officer

(Principal Financial Officer)

EXHIBIT INDEX

Exhibits:

10.6	Form of 2006 Secured Promissory Note
10.7	Form of 2006 Common Stock Purchase Warrant
10.8	Form of 2007 Secured Promissory Note
10.9	Form of 2007 Common Stock Purchase Warrant
11.1	Computation of Earnings (Loss) Per Share
21.1	Subsidiaries
31.1	Certification of William R. Donaldson as Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Security Exchange Act of 1934.
32.1	Certification of William R. Donaldson as Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of William R. Donaldson as Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350.