Form 10-K
period 2007-12-31
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2008-06-17
CIK 1115551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

______________________

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________to ____________.
______________________

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

(Exact name of registrant as specified in its charter)

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
000-30771	Indiana 5624 West 73rd Street Indianapolis, Indiana 46278 (317) 295-3500	35-2205637

______________________

Securities Registered Pursuant to Section 12(g) of the Act:    Common Stock, $.0001 par value per share

Securities Registered Pursuant to Section 12(b) of the Act:    None

______________________

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    Yes |_|     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  |_|   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes  ☒    No  |_|, (2) Yes  ☒    No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer   |_|    Accelerated filer  |_|    Non-accelerated filer   |_|     Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  |_|    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on June 13, 2008, based upon the closing price of such stock on June 13, 2008, for 84,207,696 shares, was $842,077.

The number of shares of the registrant’s common stock, par value $0.0001 issued and outstanding as of June 13, 2008, was 105,503,910.

TABLE OF CONTENTS

pAGE

sECTION

PART I

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters	11
ITEM 6.	Selected Financial Data	12
ITEM 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	12
ITEM 8.	Financial Statements and Supplementary Data
	Report of Independent Registered Public Accounting Firm	20
	Consolidated Balance Sheets at
	December 31, 2007 and December 31, 2006	21
	Consolidated Statements of Operations for the Years Ended
	December 31, 2007 and December 31, 2006	23
	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
	December 31, 2007 and December 31, 2007	24
	Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2007 and December 31, 2006	25
	Notes to Consolidated Financial Statements	27
ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	43
ITEM 9A.	Controls and Procedures	43

PART III

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	49

EXHIBITS INDEX		51

SIGNATURES		52

PART I

Item 1. BUSINESS

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

In July of 2003, management began the process of revising the Company’s business model, changing the focus from the inherited Company owned and operated mall-based racing centers to revenue share, lease and purchased simulators for mall merchandise retailers, family entertainment centers, bowling centers, casinos, sports bars, etc., as well as for experiential mobile marketing programs such as the Sprint and Toyota NASCAR Fan Experiences and the DaimlerChrysler auto show exhibits.

In late 2004, the Company raised funds through debt financing and began manufacturing new SMS simulators in 2005 to meet the demand. In late 2005 it introduced the new Reactor simulator, a more portable, mobile and affordable model for the market.

Funding the operations through revenues from the business and through primarily debt financing, the Company has laid the groundwork for a 2008 focus on the out-of-home, multi-site interactive gaming opportunity and the experiential mobile marketing industry. A recent license with iRacing.com, owned by John Henry (principle owner of the Boston Red Sox), and David Kaemmer (co-founder of Papyrus Racing Games), owners of the Papyrus NASCAR Racing 2003, will potentially allow the Company to complete its modeling of the multi-player/multi-site virtual league gaming, although there can be no assurance that the project will be successful.

Overview

Interactive Motorsports and Entertainment Corp. (“IMTS” or the “Company”), an Indiana corporation, is a world leader in race simulation. Operating through its wholly owned subsidiary, Perfect Line, Inc., the Company manufactures two versions of race car simulators and sells racing experiences to the public through revenue sharing and marketing agreements for the ‘out-of-home-‘ interactive gaming market. The Company contracts with operators in major malls, bowling centers, sports bars, family entertainment centers, casinos, and with third parties for trade shows and mobile fan interactive experiences. Under team and track licenses from America’s fastest growing sport, NASCAR, simulator customers experience driving in a NASCAR racecar that simulates the motion, sights and sounds of an actual NASCAR event. The Company owns and operates its flagship racing center at the Mall of America in Minneapolis, MN. The flagship racing center features 12 simulators as well as a selection of popular NASCAR merchandise. The Company is positioning itself to be a world leader in the ‘out-of-home’ multi-player/multi-site virtual league market, and the experiential mobile marketing industry.

The Company currently has two versions of racecar simulators, the SMS (3/4 scale of actual NASCAR race car) and the Reactor (a smaller version built primarily for mobile marketing applications). In marketing these two products it leverages its strategic relationships and proprietary assets, which include sophisticated racing simulation technology (including 2 patents, and license agreements with NASCAR race tracks and race teams), to offer a unique and affordable race simulation experience.

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

Through strategic alliances the Company currently has simulator installations in over thirty retail locations nationally, as well as eight experiential mobile marketing units traveling around the country. IMTS plans significant growth in product placement to fully exploit the available fixed and mobile marketing venues both domestically and internationally, although there can be no assurances.

Perfect Line’s race simulators, including those owned by Race Car Simulation Corp., are currently featured in the following locations:

Locations

Company Owned (12 Simulators):

Location	Year	Market	Sq. Ft.	Simulators
1) Mall of America	2001	Minneapolis, MN	5,899	12 SMS

Revenue Share (80 Simulators):

Location	Year	Market	Sq. Ft.	Simulators
1) NASCAR SpeedPark	2003	Sevierville, TN	1,500	6 SMS#
2) NASCAR SpeedPark	2003	St. Louis, MO	1,500	6 SMS#
3) Bass Pro Outdoor	2004	Harrisburg, PA	500	2 SMS
4) Jordan Creek Town Center	2004	Des Moines, IA	4,000	8 SMS
5) NASCAR SpeedPark	2005	Toronto, Canada	1,500	6 SMS#
6) Bass Pro Outdoor	2005	Clarksville, IN	750	3 SMS
7) NASCAR SpeedPark	2006	Myrtle Beach, SC	1,600	6 SMS#
8) Bass Pro Outdoor	2006	Springfield, MO	500	3 SMS
9) Bass Pro Outdoor	2006	San Antonio, TX	500	2 SMS
10) Bass Pro Outdoor	2007	Mesa, AZ	500	2 SMS
11) Bass Pro Outdoor	2007	Rancho Cucamonga, CA	500	2 SMS
12) Wing Warehouse Sports B&G	2007	Akron, OH	1200	4 SMS
13) Incredible Pizza	2007	Euless, TX (Dallas)	1200	4 SMS
14) Incredible Pizza	2007	War Acres, OK	1200	4 SMS
15) Incredible Pizza	2007	Pasadena, TX	1200	4 SMS
16) Incredible Pizza	2007	Lafayette, LA	500	2 SMS*
17) Miramar Speed Circuit	2007	San Diego, CA	500	1 SMS
18) Rapid City	2007	Rapid City, SD	1200	2 SMS
19) Bass Pro Outdoor	2008	Denham Springs, LA	500	2 SMS
20) MB2 Raceway	2008	Los Angeles, CA	500	2 SMS*
21) Bass Pro Outdoor	2008	Birmingham, AL	750	3 SMS*
22) Bass Pro Outdoor	2008	Calgary, Alberta, Canada	500	2 SMS*
23) Bass Pro Outdoor	2008	Richmond, VA	500	2 SMS*
24) Wheatfield Lanes	2008	Wheatfield, IN	500	2 SMS

Mobile Units (40 Simulators):

Buyer	Year	Market	Simulators
1) DaimlerChrysler	2005	European Auto Shows	2 SMS
2) H&H Motorsports/IMTS	2006	Mobile Experience	2 Reactors
3) Florida Simulated Racing Net.	2006	Mobile Experience	4 Reactors
4) Exhibit Enterprises (Dodge)	2006	Mobile Experience	4 Reactors
5) Exhibit Enterprises (Dodge)	2006	Mobile Experience	4 Reactors
6) DGI, Inc (Nextel)	2006	Mobile Experience	6 Reactors
7) DGI, Inc (Toyota)	2006	Mobile Experience	4 Reactors
8) DGI, Inc (Nextel, Toyota)	2007	Mobile Experience	14 Reactors

Sales of Simulators (70 Simulators):

Buyer	Year	Market	Simulators
1) Gurnee Mills	2004	Chicago, IL	6 SMS!!
2) Concord Mills	2004	Charlotte, NC	12 SMS!!
3) Opry Mills	2004	Nashville, TN	10 SMS!!
4) I-Vision Tech.	2004	Abu Dhabi, UAE	2 SMS
5) I-Vision Tech.	2005	Abu Dhabi, UAE	4 SMS
6) Ft. Gordon	2005	Ft. Gordon, GA	2 SMS
7) Fun City	2005	Burlington, IA	1 SMS
8) DaimlerChrysler	2005	US Auto Shows	2 SMS
9) Gate A Sports	2006	Cleveland, OH	5 SMS
10) Skycoaster of Florida	2006	Kissimmee, FL	6 SMS
11) Vacationland F.E.	2006	Brainerd, MN	4 SMS
12) NASCAR SpeedPark	2006	Concord, NC	3 Reactors
13) George P. Johnson & Company	2007	Auburn Hills, MI (Shanghi experience)	2 Reactors
14) Prime Time FEC	2007	Abilene, TX	3 SMS
15) Miramar Speed Circuit	2007	San Diego, CA	1 SMS
16) Rapid City	2007	Rapid City, SD	2 SMS
17) Road Story	2008	Austin, TX	2 SMS*
18) Scheels	2008	Reno, NV	3 SMS*

# Denotes assets sold to Race Car Simulation Corporation with no current revenue stream to Company
* Denotes that simulators are not yet installed
!!Denotes site that CFL has vacated and Company is in process of acquiring these simulators

The balance of the 192 SMS simulators built since inception are at the Company’s warehouses or Elan Motorsports Technologies where they were built. The Company has built a total of 44 Reactor simulators.

Pricing

In the flagship racing center, an individual 6-7 minute race is priced $9.00 and quantity discounts are offered with purchases of multiple races. Other racing centers have priced an individual 4 minute race at $5-$6. Customers pay an average of $25 per hour to use a simulator during leagues and competitions. Depending on the program or package, the targeted yield for group sales averages between $300 and $800 per hour for the use of the entire racing center. Prices of merchandise range from $16 for a hat up to $200 for high-end leather jackets. Prices for the die-cast and collectable cars range between $15 and $65. The Company’s owned and operated flagship store provides the only means to generate revenues from merchandise sales. The Company does not receive any payments from the revenue share sites for merchandise sales.

In revenue share locations, the revenue share partner provides the space and the labor, and the Company provides the simulators and the license to use the software that operates the simulators. The revenue share split varies, but is usually in the range of 50% to revenue share partner, and 50% to Company. The Company typically requires a minimum guarantee per simulator of $20,000-$25,000 per year for the SMS simulator, and lower minimums are expected for the new Reactor simulators.

Lease agreements are typically monthly flat fees, and the pricing depends upon the number of uses per year.

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

The Company’s Current Operations, Recent Developments and Plan for the Future

The Company’s goal is to leverage its patented motion platform and proprietary game engine software, along with its embedded base of simulator assets, to be the world leader in the “out of home’ interactive gaming market. The Company is currently leveraging its internationally unique, proprietary race car simulation technology with domestic focus on the NASCAR experience. The Company believes that this can be done profitably through a combination of owned and operated racing centers, third party revenue share locations (family entertainment centers, major malls, bowling centers, casinos, sports bars, etc.), mobile unit sales and leases and the domestic and international sales of its race simulator products.

NASCAR racing is currently the #1 spectator sport in America. The Company has secured licenses with many popular NASCAR racetracks in the United States, and the cars driven by many of the race fans’ favorite NASCAR Sprint Cup drivers such as Dale Earnhardt, Jr. and Tony Stewart. These licensing agreements and the use of NASCAR related identities and marks provide immediate name recognition, credibility, and authenticity to the experience.

The Company has integrated these license agreements with sophisticated proprietary racing simulator technology to create one of the world’s leading race car simulations. Simulator races take place on famous NASCAR Sprint Cup racetracks such as Daytona International Speedway, Indianapolis Motor Speedway, Lowe’s (Charlotte) Motor Speedway, Atlanta Motor Speedway, Bristol Motor Speedway, and Richmond International Raceway.

Management is focused on the following mission for the Company going forward: The mission of IMTS is to leverage its strategic relationships and its proprietary assets, including its patented motion base platform and proprietary software, along with management expertise to be the world leader in vehicle simulation, featuring experiences that are unique, authentic, affordable, real time, global, fun and competitive. Global venues for the simulator experiences range from owned and operated racing centers, to revenue share fixed locations, to corporate driven experiential mobile marketing units. IMTS intends to take a global leadership position in multi-player/multi-site virtual league competitions for the out-of-home market.

A recent major development was the signing of a multi-year proprietary software license agreement with iRacing.com, exclusive for the “out-of-home” race simulation category. The license is specifically for the game engine software that is used in the popular NASCAR Racing 2003 Papyrus game, and includes the multi-player, multi-site capability. As iRacing develops new physics models for race circuits and race cars for the ”in-home” online gaming market, the Company desires to license those properties for its customers in the “out-of-home” market, although there can be no assurances. The Company has its engineers working on multi-site, virtual league play featuring additional NASCAR race tracks for our over 30 racing centers. Management believes that once completed, the multi-site, virtual league play will generate an additional revenue steam for the Company and the operators, although there can be no assurance.

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

For the Sprint and Toyota NASCAR Fan Experiences in 2007 and 2008, the Company added the capability of showing a pre-race video along with the option of showing interstitial or commercial video between the races. For Sprint, the Company also streamlined the data acquisition process and added a Top Twelve leaderboard that updates in real time within the Sprint Fan Experience and on their website for those who want to compare their lap times to other competitors over the race weekend and win additional prizes.

Management is currently discussing with potential customers the opportunity to expand its patented motion platform to full size passenger vehicles, and creating customized experiences for each vehicle. This opportunity will likely begin with trade show and at-track experiences, and then potentially grow to local dealers, although there can be no assurance. Management believes the Company’s smsRaceNet, a technology that allows one to interactively experience a live racing event in a 3D graphics race simulation in real time, also has significant market potential, although there can be no assurance.

Item 1A. Risk Factors

Note on Forward-Looking Information

This Form 10-K and other statements issued or made from time to time by the Company or its representatives contain statements, which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A Sections 77z-2 and 78u-5. Those statements include statements regarding the intent, belief, or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. All statements, trend analyses, and other information contained in this report relative to markets for the Company’s products and/or trends in the Company’s operations or financial results, as well as other statements which include words such as “anticipate(s),” “could,” “feel(s),” “believes,” “plan,” “estimate(s),” “expect(s),” “should,” “intend(s),” “will,” and other similar expressions, constitute forward-looking statements and are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions that may impact the disposable income and spending habits of consumers; (ii) the availability of alternative entertainment for consumers; (iii) the ability of the Company to obtain additional capital; (iv) the receipt of a going concern opinion from the Company’s independent public accountants; and (v) the ability of the Company to control costs and execute its business plan.

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

ITEM 2. PROPERTIES

The Company is headquartered at 5624 West 73rd Street in Indianapolis, Indiana where the Company leases approximately 4,800 square feet. The facility consists primarily of office and storage areas and is leased from an unrelated third party. The headquarters’ lease expired March 31, 2008, and management is in discussions with the landlord about terms should the lease be extended. The Company also maintains an engineering office at 2065 Martin Avenue in Santa Clara, California where it leases approximately 1,800 square feet of office space. The engineering office lease is on a month to month basis.In addition, the Company has a warehouse in Concord, North Carolina that is currently on a month-to-month lease.The Company believes its headquarters and engineering space is adequate for the present time and is reviewing options for relocating or extending its leases at these locations.

The flagship racing center owned and operated by the Company is:

Location	Market	Square Footage

Mall of America	Minneapolis, Minnesota	5,899

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. The Company’s subsidiary Perfect Line, Inc. filed a complaint in the US District Court Southern District of Indiana on December 6, 2006, against Checker Flag Lightning, LLC and Mike Schuelke, seeking a Declaratory Judgment, Injunctive Relief and Damages for failing to make the required payments (at least $559,119) under certain lease agreements between Checker Flag Lightning and Perfect Line. On April 18, 2007, the Company filed a Motion for Partial Summary Judgment in the amount of $357,372 against CFL on Counts II and VI of the Complaint (amounts that are owed since January 1, 2006). CFL filed its response to the Summary Judgment and did not dispute the amounts due to Perfect Line, however the case has been stayed pending the outcome of the Bankruptcy Proceedings as described below.

A Petition for Involuntary Bankruptcy was filed by Perfect Line against CFL on June 11, 2007. CFL filed a motion to dismiss the case based upon an insufficient number of creditors. The Michigan Court allowed more time for additional creditors to join the Petition, and the Involuntary Petition was granted and a trustee has been appointed, and is proceeding to administer the estate. Perfect Line has a first position security interest in 6 SMS simulators at the Gurnee Mills location related to a $400,000 note with CFL, and has made an offer to the bankruptcy trustee for 22 SMS simulators that were in CFL sites. Another 8 SMS simulators that the Company owns are in the Jordan Creek site, and will be installed in future revenue producing sites.

Checkered Flag Lightning was a lease assignee of Perfect Line for the Riverchase Galleria racing center in Birmingham, Alabama. Since CFL vacated this space in June of 2007, the landlord for this space informed Perfect Line in July of 2006 of CFL’s failure to pay an amount due at the end of 2006 of $204,380. Approximately half of this amount was a previous Perfect Line obligation that was to be paid by CFL under the terms of the revenue share agreement between the parties, and the other half were more recent CFL defaults. In July of 2007, the landlord did release the 8 SMS simulators and related assets that were in this mall site to the Company, and they were removed and stored in the Company’s warehouse for future installations. The landlord’s attorney asked the Company for proposed settlement terms at the time the simulators were removed, and Company proposed a payment plan for $109,000 of the amount in question. The Company did not receive a response to the proposal, and on March 11, 2008 (over 7 months after the proposal was submitted), the Company received a complaint from the landlord asking for CFL and Perfect Line to pay rents and other charges totaling $1,166,557. The Company is in final stages of a settlement agreement with the Plaintiff whereby the settlement amount will be $101,000, and will be paid over 12 months.

On December 31, 2004, March 31, 2005 and April 15, 2005, the Company entered into three Asset Purchase Agreements with Race Car Simulation Corp.(“RCSC”), a subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”), pursuant to which it sold forty-four (44) of its race car simulators that were located in existing revenue share locations, or had been installed in new revenue share sites. The sale is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13. While this transaction generated an aggregate purchase price of $2,856,600, it also depleted monthly revenue share payments to the Company generated by the simulators that were sold. In May of 2007, RCSC filed a complaint against National Tour, Inc. and its chief executive officer, Johnny Capels, personally. RCSC claimed that National Tour, backed by a personal guarantee by Johnny Capels, owed the company at least $193,000 in lease payments plus interest and other costs under the lease agreements between the parties. The lease agreements involve twelve (12) of the Company’s simulators which were part of the 44 considered a “borrowing” under GAAP guidelines, and may be a contingent liability for the Company under the terms of its guarantee to RCSC under the asset purchase agreement. The Company has an obligation under a Performance Guarantee clause of their agreement with RCSC to guarantee certain contracted revenue share or lease payments through 2007, and also has the obligation to find new revenue share or lease partners for the RCSC simulators under a ‘Most Favored Nations” clause in the agreement with RCSC In November of 2007, the Company removed an additional 8 of RCSC’s SMS simulators from the Syracuse, NY site to Incredible Pizza sites in Oklahoma City, OK and Dallas, TX (four in each site). The Company and RCSC had been in discussions of how best to resolve the guaranteed payments due under their agreement when on February 24, 2008, the Company received a complaint from Dolphin and RCSC seeking $685,667 and other damages from a breach of the Performance Guarantee, Most Favored Nations and Non-Competition clauses of the agreements between the parties. The Company filed its answer to the complaint on March 24, 2008, refuting many of the claims. The Company plans to vigorously defend the claims, and will argue that the payments guaranteed under the Performance Guarantee will be paid to Dolphin on a delayed basis due to an unforeseen bankruptcy of one of its customers, and unforeseen market conditions. The Company has recently proposed a settlement agreement to Dolphin whereby their investment and anticipated return is paid in fully by May of 2010. This is accomplished by selling 12 of the RCSC simulators prior to that date.

On June 2, 2008, the Company received a complaint from Universal Studios, LLC as a result of defaulting on a $25,000 payment due on March 1, 2008. The Plaintiff is seeking $194,000, which is the $150,000 due plus penalties. They have called seeking a settlement agreement, but no settlement offer has been drafted at this time.

As of the filing of this Annual Report on Form 10-K, the Company is not aware of any other material legal actions directed against the Company.

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

Holders of Record

As of June 13, 2008 there were approximately 257 holders of record of our Common Stock consisting of 105,503,910 shares issued and outstanding. The number of holders of record was calculated by reference to reports from the Company’s stock transfer agent.

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

	Common Stock Price
Quarter Ended	High	Low	Close

March 31, 2005	.12	.05	.06
June 30, 2005	.09	.06	.07
September 30, 2005	.07	.03	.04
December 31, 2005	.04	.02	.02
March 31,2006	.07	.03	.04
June 30, 2006	.05	.02	.04
September 30, 2006	.04	.02	.02
December 31, 2006	.03	.01	.02
March 31,2007	.02	.01	.01
June 30, 2007	.03	.02	.03
September 30, 2007	.01	.01	.01
December 31, 2007	.02	.01	.02

Recent Sale of Unregistered Securities

On September 25, 2007, Interactive Motorsports and Entertainment Corp (the “Company”) and its wholly owned subsidiary, Perfect Line, Inc. (“Perfect Line”) entered into Note and Warrant Purchase and Security Agreements with ten (10) investors in a private placement which is exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Reg. D and Rule 506 adopted thereunder. The Notes, totaling $500,000,were issued by Perfect Line, will be fully paid down September 27, 2011 and bear interest at a rate of 16% per annum for the total interest amount over the four year period of $176,443. Each note came with an option to purchase common shares of the Company equal to two and one half times the amount of notes purchased divided by the exercise price of the option. The principle and interest on the Notes are payable weekly over a four year term and are secured by a first security interest in 8 of the simulators owned by Perfect Line.

The Company issued Common Stock to Ropart Asset Management in 2007 in accordance with the terms of the 2003 Bridge Notes as described in this filing.

ITEM 6. Selected Financial Data

None, not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company has significantly reduced its operating losses from $588,918 in 2005, to $41,909 in 2006 and $154,595 in 2007. Since inception on May 31, 2001 and through December 31, 2007, the Company has accumulated aggregate losses totaling $10,160,262, which includes the net loss of $796,960 for the twelve months ended December 31, 2007, the net loss of $598,154 for the twelve months ended December 31, 2006, and the net loss of $8,765,194 for the period from inception to December 31, 2005.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.6 million received in August 2002 from the sale of Preferred Stock, $700,000 borrowed in March 2003, $604,000 in net proceeds borrowed between February 2004 and June 2004, $2.9 million borrowed in December 2004, net proceeds of $855,000 borrowed in September of 2006, net proceeds of $450,000 borrowed in September of 2007, $1.257 million received in the form of deposits for the placement of race car simulators in revenue share locations, or for the future purchase by third parties of racecar simulators and $871,649 by delaying payments to its vendors.

The Company has a history of losses, and the report of our independent accountants issued in connection with the audit of our financial statements contained a qualification raising a doubt about our ability to continue as a going concern. The Company currently is relying on prospective debt financing arrangements, and on simulator sales revenue using its existing simulator inventory to offset its operating costs and debt obligations over the next 12 months, or until enough revenue share simulators are in the market to provide sufficient to cover these costs. As such, there is risk that the financing will not be available, or available on terms acceptable to the Company, and there is risk that the timing of the simulator sales will not coincide with the need for cash to cover operating expenses and note payments. If no meaningful financing is secured by the Company in the near term, it may jeopardize the Company’s ability to maintain agreements with creditors to hold off taking actions against the Company for payments due. See further discussion under “Liquidity and Capital Resources” and “Risk Factors” below.

During the twelve months ended December 31, 2007, the Company had total revenues of $4,384,880 compared to $5,351,298 for the twelve months ended December 31, 2006. The 27% decrease in revenue is due primarily to a decrease in simulator sales in 2007.

Review of Consolidated Financial Position

Cash: The Company had $133,731 in cash as of December 31, 2007, compared with $216,323 at December 31, 2006, a decrease of $82,592. This decrease in the company’s position of cash during the year ended December 31, 2007 was due principally to payments to vendors and general operating expenses. See further discussion under the “Liquidity and Capital Resources” section below.

Trade Accounts Receivable: At the year ending December 31, 2007, the Company established a reserve of $78,776 for a portion of the debt owed the Company by Ultimate Racing Experience. The Company continues to pursue the collection of the debt owed the Company by Ultimate Racing Experience.

Inventory: At December 31, 2007, inventory increased by $64,739 from December 31, 2006 levels due primarily to the reclassification of simulator parts in non-depreciated fixed assets to simulator inventory held for sale. Simulators in inventory increased by $69,739 from December 31, 2006, levels to $310,357 at December 31, 2007. Merchandise inventory decreased by $5,000 from December 31, 2006, levels to $8,495 at December 31, 2007.

Notes Payable: On December 31, 2007, the Company had an aggregate balance of $3,689,128 for Notes Payable. The balance consisted of $50,000 in related party agreements, $600,000 on the Ropart Note Payable, $1,286,729 on the 2004 Race Car Simulator Corporation (“RCS”) borrowing, $122,500 on the 2005 Agreement, $671,180 on the 2006 Agreements, $475,010 in the 2007 Agreements and $483,709 on other agreements.

Deposits on Simulator Sales: During the year ending December 31, 2007, the Company recorded all or a portion of five simulator sales transactions. This activity resulted in the decrease of deposits on simulator sales of $7,935 to $1,011,158 as compared to the balance at December 31, 2006.

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

Revenues for the year ended December 31, 2007, decreased $966,417 or 18% to $4,385 million as compared with $5.351 million for the comparable period in 2006. This was the result of a combination of a strong simulator sales in the twelve month period ending December 31, 2006, and soft sales in the twelve month period ending December 31, 2007. Management believes that the timing of the sales transactions will balance out over the course of the next six months, but there can be no assurances.

Cost of Sales: Cost of sales as a percentage of total revenues was 19% and 24% for the year ended December 31, 2007 and 2006, respectively. Cost of sales for the year ended December 31, 2007, decreased by $425,300 or 34% to $835,904 compared with $1.261 million for the comparable period in 2006. The primary reason for the decrease in cost of sales is the soft sale of simulators in 2007.

Gross Profit: Gross profit as a percentage of total revenues was 81% and 76% for the year ended December 31, 2007 and 2006, respectively. Gross profit was $3.549 million for the year ended December 31, 2007, as compared to $4.090 million for the year ended December 31, 2006, a decrease of $541,173 or 13%. The decrease was primarily the result of lower simulator sales in 2007. Management believes that the timing of the sales transactions will balance out over the course of the next six months, but there can be no assurances.

General and Administrative: General and administrative expenses decreased $428,131 or 10% to $3.704 million for the year ended December 31, 2007, compared to $4.132 million for the same period in 2006. The primary reasons for the decrease in general and administration was a $159,233 decrease in payroll related expenses, a $21,098 increase in occupancy expenses, and a net decrease in other operating expenses of $289,997. The decrease in other operating expenses is mainly attributed to decreases in Research & Development of $114,569, decrease in Credit Acquisition Fee of $95,000, decrease in Depreciation of $91,997, decrease in Insurance of $31,664 and an increase in bad debt expense of $91,249 .

Operating Profit: The Company had a $154,595 loss from operations during the year ended December 31, 2007 compared to a $41,609 loss for the same period in 2006.

Interest Expense: Interest expense was $626,692 and $556,245 for the year ended December 31, 2007 and 2006, respectively.

Income Taxes: For the year ended December 31, 2007, the Company’s income tax expense was minimal because of the Company’s net operating loss carryforwards. For the year ended December 31, 2007, the Company did not record a provision for income taxes. No income tax is due for this period because the Company has net operating loss carryforwards from prior periods that fully offset the tax provision.

Net Loss: The Company’s posted a net loss of $796,960 and $598,154 for the year ended December 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

The primary source of funds available to the Company are receipts from customers for simulator and merchandise sales in its flagship owned and operated racing center, percentage of gross revenues from simulator races and minimum guarantees from revenue share and lease sites, the sale of simulators, proceeds from equity offerings including the $2,610 million received in August 2002, proceeds from debt offerings including the $700,000 in Secured Bridge Notes and warrants issued in March 2003, the $604,000 in net proceeds from Notes and options issued between February and June, 2004, the additional loan of a net $100,000 from one of the existing Bridge Loan note holders, $2.9 million borrowed in December 2004, $122,000 from the 2005 Note, net proceeds of $855,000 borrowed in September of 2006, net proceeds of $427,500 borrowed in September of 2007, loans from shareholders, credit extended by vendors, and possible future financings.

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

The Company been pursuing for some time a form of debt or equity financing sufficient to eliminate cash flow concerns while the SMS simulator inventory is placed into the market and to complete its development of the multi-site league play, although there is no assurance that such funding will be available, or available on terms acceptable to the Company.

The Company has experienced periods of tight cash flow due to the unpredictability of the timing of SMS simulator sales. While management’s preference has been to install its SMS simulator inventory into revenue share sites in order to establish long term ongoing revenue streams, the Company’s cash needs have required that the Company enter into purchase agreements from time to time, and may need to continue to do so in the future.

During the year ending December 31, 2007, the operating activities of the Company used net cash of $310,260 compared to net cash used of $735,985 for the comparable period in 2006. The drivers for the decrease in cash used from operations can be attributed to the increase in accounts payable and the amortization of the Dolphin financing agreement.

During the year ending December 31, 2007, the Company used $121,143 of net cash in investing activities compared with $84,956 of net cash used in investing activities during the comparable period in 2006. The decrease in cash from investing activities is primarily related to the placement of simulators in revenue sharing sites.

During the year ending December 31, 2007, the Company generated $348,811 of cash from financing activities compared with $684,084 of cash generated during the comparable period in 2006. The decrease from financing activities is primarily related to the payments on notes.

Cash flow from all sources (operations, investing activities and financing activities) was insufficient to fund the company during the year ending December 31, 2007, and resulted in an $82,592 reduction in the Company’s cash position. This compares with $136,857 in cash reduction for all sources for the period ending December 31, 2006.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.610 million received in August 2002, loans from related parties including net proceeds of $687,500 received in March, 2003, and net proceeds received between February 2004 and June 2004 totaling $604,000, $122,500 in loan proceeds from the sale of the 2005 Notes between October and November, net proceeds of $845,000 in loan proceeds from the sale of the 2006 Notes in July, net proceeds of $855,000 borrowed in September of 2006, net proceeds of $450,000 borrowed in September and October of 2007, $1.011 million received in the form of deposits for the placement of race car simulators in revenue share locations, or for the future purchase by third parties of race car simulators, and credit extended by vendors.

As of December 31, 2007, the Company had cash totaling $133,751 compared to $216,323 at December 31, 2006. Current assets totaled $672,202 at December 31, 2007 compared to $726,018 on December 31, 2006. Current liabilities totaled $4,528,626 on December 31, 2007 compared with $3,843,284 on December 31, 2006. As such, these amounts represent an overall decrease in working capital of $739,158 for the year ending December 31, 2007.

Inflation

We do not expect the impact of inflation on our operations to be significant.

Risk Factors

The Company is subject to certain risk factors due to the organization and structure of the business, the industry in which we compete and the nature of our operations. These risk factors include the following:

Operating History, Operating Losses, and Accumulated Deficit

Perfect Line, LLC was formed in June 2001 for the purpose of acquiring certain of the assets of SEI, a bankrupt corporation, and modifying and improving the mall-based business model under which SEI operated, as more fully described under Overview above. While the concept was a modification and improvement upon the prior model, the modified mall-based business model was only in place for less than two full years, but also proved to be unprofitable. It is for that reason, among others, that the Company designed and implemented a revised business model focusing on revenue share and lease agreements with operators, and the sales of the race car simulators. Perfect Line is subject to numerous risks, expenses, problems, and difficulties typically encountered in establishing any business. For the 5 months ended December 31, 2001, Perfect Line had sales of $3,533,402, and a loss of $719,854. For the year ended December 31, 2002, Perfect Line generated net sales of $9,636,278, resulting in a net loss of $2,189,220. For the year ended December 31, 2003, Perfect Line had net sales of $7,557,978 generating a net loss of $3,525,581. For the year ended December 31, 2004, Perfect Line had net sales of $5,769,104 generating a loss of $1,235,419. For the year ended December 31, 2005, the Company had net sales of $4,838,988 generating a loss of $1,095,074. For the year ended December 31, 2006, the Company had net sales of $5,351,298 generating a loss of $598,154. For the year ended December 31, 2007, the Company had net sales of $4,384,880 generating a loss of $783,367. This overall financial performance resulted in an accumulated deficit of $10,146,669 as of December 31, 2007 for the Company. Management believes the revenue from its owned and operated flagship site, upcoming sales revenues from the new Reactor simulators, upcoming new sales and installations in revenue share and lease sites and revenue from potential new revenue streams (multi-site leagues and full size vehicle simulation experiences), will return the Company to profitability in the near future, although there can be no assurance. Absent some form of financing, the servicing of debt will likely continue to hamper the Company’s ability to achieve a net profit even though operating costs may be covered.

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

There is considerable competition for consumer entertainment dollars. The Company feels its patented technology, high-traffic, premium locations, licenses with popular NASCAR teams and tracks, and the ability to take its driving experience to the public through the activation of mobile Reactor experiences, create significant points of difference between the Company and its competitors. However, there can be no assurance that these factors will be sufficient to assure successful product development into the marketplace.

Significant Capital Requirements and Need for Additional Financing

The Company has been and continues to build back monthly revenue share and lease payments that were given up as a result of the asset sale of 44 simulators to Race Car Simulation Corporation in three asset purchases totaling $2,856,600 in December, 2004 and March and April of 2005. The Company is also recovering from the loss of approximately $1.1 million in claimed damages as filed in its complaint against CFL and Mike Schuelke. The Company is currently using its inventory of used SMS simulators and building new Reactor simulators to install within revenue share, lease or purchased racing center sites to meet the installation demand. At December 31, 2007, the Company had built, or partially built, 192 SMS simulators, of which 77 had been sold or were in the process of being sold, 24 were at Company owned and operated sites, 63 were in revenue generating sites or in inventory ready to be installed in revenue generating sites, including 2 at the Company’s engineering office, and 28 were in the process of being repossessed by the Company from the CFL bankruptcy. In addition, the Company had built 44 Reactor simulators with 38 installed in mobile experiences, 5 in fixed sites or trade show application and 1 used by Company for trades shows and rentals. Reactors are typically purchased with advance payments that cover manufacturing costs so that no financing is required by the Company.

Going forward, simulator sales (both SMS and Reactor) require an advance that will cover the manufacturing costs, so no financing is required for these installations. Financing will be required to manufacture the revenue share simulators that will be owed by the Company and installed into a revenue share partner’s site. The Company continues to seek financially viable revenue share and lease partners for financing these installations, secured by simulators as collateral and minimum guarantee contracts.

Management has been and plans to continue to sell SMS simulators from its inventory base if necessary to cover cash flow needs until cash is built back up from any combination of revenue share, lease or new Reactors, although there can be no assurance that the demand will continue, or that the orders will come in a timely manner to meet the Company’s cash needs. The Company sold 8 SMS simulators and 14 Reactor simulators in 2007.

The Company has a history of losses, and the report of our independent accountants issued in connection with the audit of our financial statements contained a qualification raising a doubt about our ability to continue as a going concern. The Company currently is relying on prospective debt financing arrangements, and on simulator sales revenue using its existing simulator inventory to offset its operating costs and debt obligations over the next 12 months, or until enough revenue share simulators are in the market to provide sufficient to cover these costs. As such, there is risk that the financing will not be available, or available on terms acceptable to the Company, and there is risk that the timing of the simulator sales will not coincide with the need for cash to cover operating expenses and note payments. If no meaningful financing is secured by the Company in the near term, it may jeopardize the Company’s ability to maintain agreements with creditors to hold off taking actions against the Company for payments due

Dependence on Revenue Share Operators For Timely Payments

The Company relies on the timely payments from its revenue share operators in order to meet operational cash flow needs. The Company has also made certain performance guarantees and “most favored nations” obligations (installation priority) to Race Car Simulation Corporation (see Part 1, Item 3 Legal Proceedings). The Company continues to incur damages from the default on payments from CFL related to their assigned mall leases and revenue share agreements from around the country (see Part 1, Item 3 Legal Proceedings)

Dependence on Updated Technology and Licenses/Leases

The Company will likely have a need to routinely update and upgrade its simulation technology. If the Company is not able to retain appropriate personnel with the skills and ability to maintain its simulators, it will likely have a material adverse effect on the Company. The Company will also need to routinely upgrade the appearance of the simulators to closely approximate that of the then current NASCAR sponsors. This updating may involve significant time and expense and, in certain instances, require additional license agreements from new teams and/or sponsors. The Company will also need to renew existing licensing agreements with NASCAR teams and tracks. The Company currently has executed either contracts or term sheets with many of the prominent NASCAR Sprint Cup teams and race tracks. The Company has incorporated to date six NASCAR tracks and over 30 NASCAR Sprint Cup car images into its proprietary software. The Company has the rights to many more prominent NASCAR tracks, and plans to add tracks to its software once funded.

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

The Company has 10,000,000 authorized shares of convertible preferred stock (with zero shares outstanding) that may be issued by action of our Board of Directors. Our Board of Directors may designate voting control, liquidation, dividend and other preferred rights to preferred stock holders. Our Board of Directors’ authority to issue preferred stock without shareholder consent may have a depressive effect on the market value of our common stock. The issuance of preferred stock, under various circumstances, could have the effect of delaying or preventing a change in our control or other take-over attempt and could adversely affect the rights of holders of our shares of common stock.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Interactive Motorsports and Entertainment Corp. and Subsidiaries
Indianapolis, Indiana

We have audited the consolidated balance sheets of Interactive Motorsports and Entertainment Corp. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Motorsports and Entertainment Corp. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Interactive Motorsports and Entertainment Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has a working capital deficit as well as a deficit in stockholders’ equity. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

Salt Lake City, Utah

June 13, 2008

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	For the Period Ending December 31
	2007	2006

Current Assets
Cash	$133,731	$216,323
Accounts Receivable, Net of allowance for bad debt of $78,776 in 2007 and $238,781in 2006	203,095	229,506
Inventory	319,062	254,322
Prepaid Expenses	16,314	22,724
Notes Receivable	-	3,143
Total Current Assets	672,202	726,018

Property and Equipment
Total Property and Equipment, Net	858,306	885,711

Other Assets
Deposits	4,442	28,471
Notes Receivable	-	305,642
Total Other Assets	4,442	334,113

Total Assets	$1,534,950	$1,945,842

The accompanying notes are an integral part of these consolidated financial statements

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILTIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	For the Period Ending December 31
	2007	2006

Current Liabilities
Accounts Payable	$871,649	$581,281
Accrued Payroll Expense	73,467	66,762
Accrued Sales Tax Payable	41,514	34,360
Gift Cert. & Customer Deposits	29,595	23,248
Deposits on Simulator Sales	1,011,158	1,019,093
Accrued Liabilities	386,571	432,745
Notes Payable - Related parties	50,000	146,000
Notes payable	2,064,672	1,539,795
Total Current Liabilities	4,528,626	3,843,284

Long-term Liabilities
Notes payable	1,574,456	1,957,471

Total Liabilities	6,103,082	5,800,755

Shareholders’ Equity (Deficit)
Common Stock	10,120	9,640
Additional Paid in Capital	5,582,011	5,498,749
Retained Deficit	(10,160,262)	(9,363,302)
Total Shareholders’ Equity (Deficit)	(4,568,131)	(3,854,913)

Total Liabilities & Shareholders’ Equity (Deficit)	$1,534,950	$1,945,842

The accompanying notes are an integral part of these consolidated financial statements

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

	For the Year Ending
	December 31
	2007	2006

Revenues
Company Store Sales	$1,847,477	$1,853,647
Revenue Share Sales	387,166	383,523
Simulator Leases	13,352	69,667
Sales of Simulator Systems	1,954,587	2,827,451
Special Event Sales	182,298	217,010
Total Revenues	4,384,880	5,351,298

Cost of Sales
COGS - Merchandise	44,742	45,660
Group Sales Expenses	1,730	3,297
COGS - Sale of Simulators	646,774	1,052,481
COGS – Special Events	129,995	159,766
Inventory Adjustments	12,663	-
Total Cost of Sales	835,904	1,261,204

Gross Profit	3,548,977	4,090,094

General & Administrative Expenses
Payroll Related Expenses	1,410,122	1,569,354
Occupancy Expenses	1,127,894	1,106,796
Other Operating Expenses	1,165,556	1,455,553
Total Operating Expenses	3,703,572	4,131,703

Operating Profit (Loss)	(154,595)	(41,609)

Interest Expense	626,692	556,245

Net Loss before Income Tax Expense	(781,287)	(597,854)

Income Tax Expense	15,673	300

Net Loss	$(796,960)	$(598,154)

Net Loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	97,697,796	94,378,209
Diluted Common Shares Outstanding	114,844,790	107,289,006

The accompanying notes are an integral part of these consolidated financial statements

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Statements of Shareholders’ Deficit

			Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Balance at December 31, 2005	93,769,177	$9,377	$5,360,270	$(8,765,148)	$(3,395,501)

Warrant issued for 2006 Notes Payable	-	-	60,742	-	60,742

Common stock issued for payment of Loan Interest	2,628,329	263	77,737	-	78,000

Net loss for the year ended December 31, 2007	-	-	-	(598,154)	(390,457)

Balance at December 31, 2006	96,397,506	9,640	5,498,749	(9,363,302)	(3,854,913)

Warrant issued for 2007 Notes Payable	-	-	11,742	-	11,742

Common stock issued for payment of Loan Interest (unaudited)	4,801,640	480	71,520	-	72,000

Net loss for the year ended December 31, 2007	-	-	-	(796,960)	(796,960)

Balance at December 31, 2007	101,199,146	$10,120	$5,582,011	$(10,160,262)	$(4,568,131)

The accompanying notes are an integral part of these consolidated financial statements

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(796,960)	$(598,154)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	296,801	388,797
Amortization of notes payable discount	(31,382)	(45,953)
Amortization of Dolphin Financing Agreement	(474,031)	(408,382)
Common stock issued for interest	72,000	78,000
Warrants issued related to note agreements	11,742	60,742
Net changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivable	27,961	(14,135)
(Increase) decrease in inventory	94,243	(45,869)
Decrease in prepaid expenses and other assets	6,409	50,590
Increase in intangibles	-	-
Decrease in deposits	24,029	-
Increase (decrease) in accounts payable	492,831	(65,100)
Increase in accrued payroll and payroll taxes	6,705	10,344
Increase in sales tax payable	7,154	22,343
Increase in gift certificates and customer deposits	6,347	624
Increase (decrease) in accrued expenses	(46,174)	68,176
(Decrease) in deposits on simulator sales	(7,935)	(238,008)

Net Cash Used by Operating Activities	(310,260)	(735,985)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(138,781)	(197,987)
Sale of property and equipment	17,637	113,031

Net Cash Used by Investing Activities	(121,143)	(84,956)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable	599,080	950,000
Payments of notes payable	(250,268)	(265,916)

Net Cash Provided by Financing Activities	348,811	684,084

DECREASE IN CASH	(82,592)	(136,857)

CASH, BEGINNING OF PERIOD	216,323	353,180

CASH, END OF PERIOD	$133,731	$216,323

The accompanying notes are an integral part of these consolidated financial statements

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31

	2007	2006

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest	$289,055	$165,372
Cash paid for income taxes	$15,673	$300

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

Common stock issued for services and interest	$72,000	$78,000
Warrants sold	$11,403	$60,742

The accompanying notes are an integral part of these consolidated financial statements

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Interactive Motorsports and Entertainment Corp, through its wholly owned subsidiary, Perfect Line, Inc. (the Company), (1) owns and operates one flagship racing center featuring 12 SMS simulators and offering licensed NASCAR-branded entertainment products, (2) has ongoing revenue share agreements with third parties allowing them use of our NASCAR racing simulators and proprietary software, (3) sells its simulators and licenses its proprietary software to third parties, and (4) leases its simulators and its proprietary software to third parties.. The cornerstone of the Company’s revised business model includes the expansion of the revenue share and lease base of operators, the prospect of offering the race center operators a multi-player, multi-site virtual racing league concept and the sale or lease of it new Reactor simulators for mobile marketing applications. In revenue sharing, the Company enters into an agreement whereby the Company is entitled to an agreed percentage of the revenue generated by the simulator, subject to a minimum due each month.

As Perfect Line had revenues, operations, and business activity, for financial reporting purposes, Perfect Line is considered the acquirer, and therefore the predecessor, and the Company is considered the acquiree for accounting and reporting purposes. Due to the fact that the merger is being treated as a reverse acquisition, the equity of the Company has been recapitalized for financial reporting purposes. The operations of Interactive Motorsports and Entertainment Corp. have been included in consolidation from August 2, 2002 until December 31, 2007.

All information in this Form 10-K is presented from the perspective of Interactive Motorsports and Entertainment Corp. and its subsidiary Perfect Line and not from the perspective of PIH.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred losses, which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

c. CONSOLIDATION

The consolidated financial statements at December 31, 2007 and 2006 include the accounts of the Company and its wholly owned operating subsidiaries, Perfect Line, Inc. and Race Car Simulators. Intercompany transactions and balances have been eliminated in consolidation.

d. CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all demand deposit balances and all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

e. CONCENTRATION OF RISK

The Company maintains a demand deposit account where the balance in the account may at times exceed the FDIC insurance limits of $100,000. At December 31, 2007, the amount exceeding the FDIC limit was $33,731.

f. ACCOUNTS RECEIVABLE

Account receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and using historical experience applied to an aging of accounts. Account receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are offset against the allowance when received. At December 31, 2007 and 2006 the Accounts Receivable balances of $203,095 and $229,506 are net of a $78,776 and $238,781 reserves for uncollectible accounts related to old receivables.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g. PROPERTY AND EQUIPMENT

The Company records its property and equipment at cost and once in service, depreciates it using the straight-line method over the estimated useful lives of the respective asset classes as follows:

Computer Hardware/Software 3 Years, Furniture, Fixtures, and Equipment 5 to 7 Years

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

k. INVENTORY

Inventory consisted of the following:

	For the Year Ended December 31,
Inventory	2007	2006
Merchandise Inventory	$9,996	$17,496
Simulators Inventory	196,756	158,462
Manufacturing Inventory	113,810	82,364
Inventory Reserve	(1,500)	(4,000)

Total Inventory	$319,062	$254,322

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

n. REVENUE RECOGNITION AND UNEARNED REVENUE

The Company recognizes revenue for its services at the time the services have been rendered. In the case of gift certificates and customer deposits for group events, these amounts are deferred and recognized when the associated services are rendered or upon expiration. During 2003 the Company began a program of selling some of its new or used simulators. The Company has outstanding as of December 31, 2007, deposits of $1,011,158 relating to these sales. The Company’s policy is to recognize revenue on a percentage of completion bases throughout the procurement and installation process until all terms of the contract have been met and no obligations remain for the Company to perform. The percentage of completion for any given sales contract is determined by the ratio of costs incurred to date to the total estimated cost for each site build. Costs incurred consist of purchased components, outside services, and outside contract labor cost.

On December 31, 2004, March 31, 2005 and April 15, 2005, the Company and its two subsidiaries entered into an agreement to sell 44 of its race car simulators. The purchase price of $1,536,600, $720,000 and $600,000 respectively was paid in cash by the date of the agreement. In addition to transferring title to the simulators, the Company sold a management agreement to provide services for the term of the contract and sold 5,161,500, 1,080,000 and 900,000 common stock warrants, respectively, which are exercisable for 5 years at $0.10 per warrant. The purchase agreement is being treated as a borrowing in accordance with the guidance provided in paragraphs 21-22 of the Statement of Financial Accounting Standards No. 13 (SFAS 13). The purchase price is being amortized over a five year term with an annual rate of 15%.The annual amortization of the Dolphin borrowing decreased notes payable and increased net income by $474,031 and $408,382 for 2007 and 2006, respectively. The annual revenue recognized was $706,432 and $706,432 for 2007 and 2006, respectively, and was offset by an interest expense of $232,401 and $298,050 for 2007 and 2006, respectively.

o. NET LOSS PER SHARE

The computation of net loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The Company calculates loss per share pursuant to Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Earnings Per Share. Basic loss per share is computed based upon the weighted average number of common shares issued and outstanding during each year. Diluted loss per share amounts assumes conversion, exercise, or issuance of all potential common stock instruments (stock options, warrants and convertible preferred stock). Potentially dilutive securities including preferred stock, warrants and stock options are excluded from diluted loss per share during net loss periods because these securities would be anti-dilutive. The Company has excluded 12,494,414 of dilutive instruments at December 31, 2007.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

p. INCOME TAXES

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

q. ADVERTISING

Advertising expenses were $53,140 and $57,751 for the years ended December 31, 2007 and 2006, respectively.

r. WARRANTY POLICY DISCLOSURE

The Company accrues a liability on the warranty of simulators sold for the cost of future repairs. In general the warranty covers the cost of parts, labor and travel for a predetermined period of time ranging from six months to two years. The warranty is determined by the Company on a per contract basis.

	For the Year Ended December 31,
Warranty Period	2007	2006
2008	$31,212	$18,314
2009	6,371	11,422

Total	$37,583	$29,736

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 - EQUITY TRANSACTIONS AND COMMON STOCK WARRANTS

Common Stock

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

On July 6, 2007, the Company issued 2,602,282 shares of common stock per the terms of the Secured Bridge Notes due December 31, 2003 (Note 5). Total interest expense associated with this issuance was $42,000.

On December 28, 2007, the Company issued 2,199,358 shares of common stock per the terms of the Secured Bridge Notes due December 31, 2003 (Note 5). Total interest expense associated with this issuance was $30,000.

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

On July 14, 2006, the Company entered into Note and Warrant Purchase and Security agreements to sell $950,000 15% (increased to 16% on September 21, 2007) notes in aggregate principal amount of its Secured Notes due August 1, 2010. Simultaneous to this transaction, the Company sold the buyer 2,375,000 common stock warrants, which are exercisable for five years from the date of the transaction at $0.10 per warrant. Using the Black Scholes valuation model, the Company determined the value of these warrants to be $60,742, assuming a risk-free interest rate of 4.96% over a period of four years.

On September 21, 2007 and October 4, 2007, the Company entered into Note and Warrant Purchase and Security agreements to sell $500,000 16% notes in aggregate principal amount of its Secured Notes due September 27, 2011. Simultaneous to this transaction, the Company sold the buyer 1,250,000 common stock warrants, which are exercisable for five years from the date of the transaction at $0.10 per warrant. Using the Black Scholes valuation model, the Company determined the value of these warrants to be $11,742, assuming a risk-free interest rate of 4.13% over a period of five years.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	For the Year Ended December 31,
	2007	2006
Machinery and Equipment	$1,798,340	$1,625,117
Revenue share installation costs	358,729	289,339
Office Furniture, Fixtures and Equipment	44,466	47,545
Patents	22,700	22,700
Software	791,864	791,864
Total Property and Equipment	3,019,979	2,776,565

Less: Accumulated depreciation	2,161,673	1,890,854

Property and Equipment, net	$858,306	$885,711

Depreciation expense for the years ended December 31, 2007 and 2006 was $296,801 and $388,797 respectively.

NOTE 5 - DEBT AND CREDIT ARRANGEMENTS

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

On December 31, 2004, March 31, 2005 and April 15, 2005, the Company entered into three Asset Purchase Agreements with Race Car Simulation Corp.(“RCSC”), a subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”), pursuant to which it sold forty-four (44) of its race car simulators that were located in existing revenue share locations, or had been installed in new revenue share sites. The sale is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13. While this transaction generated an aggregate purchase price of $2,856,600, it also depleted monthly revenue share payments to the Company generated by the simulators that were sold. In May of 2007, RCSC filed a complaint against National Tour, Inc. and its chief executive officer, Johnny Capels, personally. RCSC claimed that National Tour, backed by a personal guarantee by Johnny Capels, owed the company at least $193,000 in lease payments plus interest and other costs under the lease agreements between the parties. The lease agreements involve twelve (12) of the Company’s simulators which were part of the 44 considered a “borrowing” under GAAP guidelines, and may be a contingent liability for the Company under the terms of its guarantee to RCSC under the asset purchase agreement. The Company has an obligation under a Performance Guarantee clause of their agreement with RCSC to guarantee certain contracted revenue share or lease payments through 2007, and also has the obligation to find new revenue share or lease partners for the RCSC simulators under a ‘Most Favored Nations” clause in the agreement with RCSC In November of 2007, the Company removed an additional 8 of RCSC’s SMS simulators from the Syracuse, NY site to Incredible Pizza sites in Oklahoma City, OK and Dallas, TX (four in each site). See Part 1, Item 3 Legal Proceedings for details on the complaint filed by RCSC.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 - DEBT AND CREDIT ARRANGEMENTS (continued)

Pursuant to the Note and Option Purchase Agreement and Security Agreement dated November 2005 (“2005 Agreement”), the Company issued notes bearing an interest rate of 12% payable in the total amount of $122,500. These notes were issued between October 13, 2005 and November 4, 2005. Each note came with an option to purchase common shares of the Company equal to the amount of notes purchased divided by the exercise price of the option. The notes were due on October 1, 2007, and the Company has asked the note holders to extend the note under the same terms until additional funding is in place. There is no assurance that one or more of the note holders will not demand payment.

The value of the options was amortized to interest expense over their life which expired on November 1, 2007. Amortization of option discount for the options related to the 2005 Agreement of $6,226 and $7,831 was included in interest expense for the twelve months ended December 31, 2007 and 2006, respectively.

On July 14, 2006, the Company entered into Note and Warrant Purchase and Security Agreements with ten (10) investors in a private placement which is exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Reg. D and Rule 506 adopted thereunder. The Notes, totaling $950,000,were issued by Perfect Line, will be fully paid down July 17, 2010, and bear interest at a rate of 16% per annum (increased from 15% on September 21, 2007) for the total interest amount over the four year period of $326,194. The principle balance of the notes on December 31, 2007, was $671,180. Each note came with an option to purchase common shares of the Company equal to two and one half times the amount of notes purchased divided by the exercise price of the option. The principle and interest on the Notes are payable weekly over a four year term and are secured by a first security interest in 20 of the simulators owned by Perfect Line.

The value of the options will be amortized to interest expense over their life which expires on July 13, 2010. Amortization of option discount for the options related to the 2006 Agreement of $15,180 and $6,958 was included in interest expense for the years ended December 31, 2007, and December 31, 2006, respectively.

On April 12, 2007, the Company entered into a Mutual Release and Settlement Agreement with Mall of Georgia, LLC. The terms of the agreement released the Company from any future lease obligations at the site and set the financial settlement was payable in six (6) installments between May, 2007 and June, 2008. On December 31, 2007, the balance due was $177,346, and a $20,000 payment due in December had been missed. $95,580 is directly attributable to Perfect Line with the remainder of the note attributable to unpaid rent due from lease assignee, Checker Flag Lightning, LLC.. The Company has filed a Motion for Partial Summary Judgment against Checker Flag Lightning, LLC in the amount of $357,352. See Part I, Item 3, Legal Proceedings for more details.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 - DEBT AND CREDIT ARRANGEMENTS (continued)

On September 25, 2007 and October 4, 2007, the Company entered into Note and Warrant Purchase and Security Agreements with ten (10) investor in a private placement which is exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Reg. D and Rule 506 adopted thereunder. The Notes, totaling $500,000, were issued by Perfect Line, will be fully paid down September 27, 2011 and bear interest at a rate of 16% per annum for the total interest amount over the four (4) year period of $176,443. The principle balance of the notes on December 31, 2007, was $475,009. Each note came with an option to purchase common shares of the Company equal to two and one half times the amount of notes purchased divided by the exercise price of the option. The principle and interest on the Notes are payable weekly over a four year term and are secured by a first security interest in 8 of the simulators owned by Perfect Line.

The value of the options will be amortized to interest expense over their life which expires on September 27, 2012. Amortization of option discount for the options related to the 2007 Agreement of $735 was included in interest expense for the year ended December 31, 2007.

On October 31, 2007, Perfect Line and MOAC Mall Holdings, LLC, the Mall of America landlord, agreed to a stipulation agreement whereby Perfect Line signed a promissory note totaling $310,553 payable in seven (7) payments between December 15, 2007 and October 1, 2008. On December 31, 2007, the December 15 payment of $53,467 had not been made.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 - DEBT AND CREDIT ARRANGEMENTS (continued)

Notes Payable consisted of the following at December 31, 2007:

	For the Year Ended December 31,
	2007	2006
Note payable to investor bearing interest at 12%, due at an undetermined date in 2007. Secured by certain simulators of the Company and a personal guaranty of the President of the Company.	$600,000	$600,000

Note payable to individuals, bearing interest at 12%, due October 1, 2008. Secured by certain simulators of the Company.	122,500	122,500

Note payable to a landlord, payable in six (6) installments, due June 2008.	177,346	95,580

Note payable to a landlord, payable in seven (7) installments, due October 2008.	310,554	108,091

Note payable to individuals, bearing interest at 9.6%, due April 17 2009. Secured by certain simulators of the Company.	87,500	87,500

Borrowing transaction with RCS bearing imputed interest at 15%, 5 year term.	1,286,728	1,760,761

Note payable to individuals, bearing interest at 16%, due July 13, 2010. Secured by certain simulators of the Company.	671,180	870,644

Note payable to individuals, bearing interest at 16%, due September 13, 2011. Secured by certain simulators of the Company.	475,010	-

Less: unamortized discount & debt offering costs	(91,691)	(60,310)
Total Notes Payable	3,639,128	3,497,266

Less: Current Portion	(2,064,672)	(1,539,795)
Total Notes Payable – Long Term Portion	$1,574,455	$1,957.471

Future maturities of notes payable as of December 31,
2008	$2,064,672
2009	1,089,402
2010	383,526
2011	101,528
Total Notes Payable	$3,639,128

NOTE 6 - LICENSING AND CONSULTING AGREEMENTS

The Company has licensing agreements with several NASCAR race teams and race tracks that expire on various dates between December 31, 2007 and December 31, 2009.

NOTE 7 - RENT COMMITMENTS

The Company rents various office and retail space under long-term, non-cancelable operating leases, some of which include renewal options, expiring on various dates through 2010. The Company also leases certain office equipment pursuant to a non-cancelable operating lease with terms of three years. Rent expense approximated $1,012,729, and $1,017,071 for the years ended December 31, 2007 and 2006, respectively.
At December 31, 2007, the future minimum rental payments required under all non-cancelable operating leases were as follows:

Payable In	All Rental Payments
2008	$539,137
2009	542,091
2010	377,892

Total Required Rental Payments	$1,459,040

NOTE 8 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be party to various legal actions and complaints arising in the ordinary course of business. The Company’s subsidiary Perfect Line, Inc. filed a complaint in the US District Court Southern District of Indiana on December 6, 2006, against Checker Flag Lightning, LLC and Mike Schuelke, seeking a Declaratory Judgment, Injunctive Relief and Damages for failing to make the required payments (at least $559,119) under certain lease agreements between Checker Flag Lightning and Perfect Line. On April 18, 2007, the Company filed a Motion for Partial Summary Judgment in the amount of $357,372 against CFL on Counts II and VI of the Complaint (amounts that are owed since January 1, 2006). CFL filed its response to the Summary Judgment and did not dispute the amounts due to Perfect Line, however the case has been stayed pending the outcome of the Bankruptcy Proceedings as described below.

A Petition for Involuntary Bankruptcy was filed by Perfect Line against CFL on June 11, 2007. CFL filed a motion to dismiss the case based upon an insufficient number of creditors. The Michigan Court allowed more time for additional creditors to join the Petition, and the Involuntary Petition was granted and a trustee has been appointed, and is proceeding to administer the estate. Perfect Line has a first position security interest in 6 SMS simulators at the Gurnee Mills location related to a $400,000 note with CFL, and has made an offer to the bankruptcy trustee for 22 SMS simulators that were in CFL sites. Another 8 SMS simulators that the Company owns are in the Jordan Creek site, and will be installed in future revenue producing sites.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Checkered Flag Lightning was a lease assignee of Perfect Line for the Riverchase Galleria racing center in Birmingham, Alabama. Since CFL vacated this space in June of 2007, the landlord for this space informed Perfect Line in July of 2006 of CFL’s failure to pay an amount due at the end of 2006 of $204,380. Approximately half of this amount was a previous Perfect Line obligation that was to be paid by CFL under the terms of the revenue share agreement between the parties, and the other half were more recent CFL defaults. In July of 2007, the landlord did release the 8 SMS simulators and related assets that were in this mall site to the Company, and they were removed and stored in the Company’s warehouse for future installations. The landlord’s attorney asked the Company for proposed settlement terms at the time the simulators were removed, and Company proposed a payment plan for $109,000 of the amount in question. The Company did not receive a response to the proposal, and on March 11, 2008 (over 7 months after the proposal was submitted), the Company received a complaint from the landlord asking for CFL and Perfect Line to pay rents and other charges totaling $1,166,557. The Company is in final stages of a settlement agreement with the Plaintiff whereby the settlement amount will be $101,000, and will be paid over 12 months.

On December 31, 2004, March 31, 2005 and April 15, 2005, the Company entered into three Asset Purchase Agreements with Race Car Simulation Corp.(“RCSC”), a subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”), pursuant to which it sold forty-four (44) of its race car simulators that were located in existing revenue share locations, or had been installed in new revenue share sites. The sale is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13. While this transaction generated an aggregate purchase price of $2,856,600, it also depleted monthly revenue share payments to the Company generated by the simulators that were sold. In May of 2007, RCSC filed a complaint against National Tour, Inc. and its chief executive officer, Johnny Capels, personally. RCSC claimed that National Tour, backed by a personal guarantee by Johnny Capels, owed the company at least $193,000 in lease payments plus interest and other costs under the lease agreements between the parties. The lease agreements involve twelve (12) of the Company’s simulators which were part of the 44 considered a “borrowing” under GAAP guidelines, and may be a contingent liability for the Company under the terms of its guarantee to RCSC under the asset purchase agreement. The Company has an obligation under a Performance Guarantee clause of their agreement with RCSC to guarantee certain contracted revenue share or lease payments through 2007, and also has the obligation to find new revenue share or lease partners for the RCSC simulators under a ‘Most Favored Nations” clause in the agreement with RCSC In November of 2007, the Company removed an additional 8 of RCSC’s SMS simulators from the Syracuse, NY site to Incredible Pizza sites in Oklahoma City, OK and Dallas, TX (four in each site). The Company and RCSC had been in discussions of how best to resolve the guaranteed payments due under their agreement when on February 24, 2008, the Company received a complaint from Dolphin and RCSC seeking $685,667 and other damages from a breach of the Performance Guarantee, Most Favored Nations and Non-Competition clauses of the agreements between the parties. The Company filed its answer to the complaint on March 24, 2008, refuting many of the claims. The Company plans to vigorously defend the claims, and will argue that the payments guaranteed under the Performance Guarantee will be paid to Dolphin on a delayed basis due to an unforeseen bankruptcy of one of its customers, and unforeseen market conditions. The Company has recently proposed a settlement agreement to Dolphin whereby their investment and anticipated return is paid in fully by May of 2010. This is accomplished by selling 12 of the RCSC simulators prior to that date.

On June 2, 2008, the Company received a complaint from Universal Studios, LLC as a result of defaulting on a $25,000 payment due on March 1, 2008. The Plaintiff is seeking $194,000, which is the $150,000 due plus penalties. They have called seeking a settlement agreement, but no settlement offer has been drafted at this time.

As of the filing of this Annual Report on Form 10-K, the Company is not aware of any other material legal actions directed against the Company.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9 - RELATED PARTY NOTES PAYABLE

Note payable to the President of the Company, bearing interest at 12% per annum. Due December 31, 2008. Secured by certain assets of the Company.	$50,000

Total Related Parties Notes Payable	$50,000

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

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	2007	2006

Deferred tax assets:
NOL Carryover	$2,841,100	$2,623,550
Depreciation	70,000	66,550
R&D Credit Carryforward	11,482
Related Party Accruals	7,220
Accrued Vacation	21,950
Allowance for Doubtful Accounts	30,730

Valuation Allowance	(2,982,482)	(2,690,100)
Net Deferred Tax Asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

	2007	2006

Book loss	$(310,815)	$(233,280)

Loss on the Sale of Assets	1,965	(4,705)

Depreciation	_	19,735

Meals and Entertainment	1.925	1,450

Stock for services/options expense	28,080	30,320

Other	_	_

Valuation Allowance	278,845	186,480

	$-	$-

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10 - INCOME TAXES (continued)

At December 31, 2007, the Company had net operating loss carryforwards of approximately $7,285,000 that may be offset against future taxable income from the year 2007 through 2024. No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future years.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 11 -     RECENT ACCOUNTING PRONOUNCEMENTS

None

NOTE 12 - ACCRUED LIABILITIES

Accrued Liabilities consisted of the following at December 31, 2007

	For the Year Ended December 31,
	2007	2006
Back rent owed to a landlords previously operated by Checker Flag Lightning, Inc. The Company is in negotiation to resolve this liability.	$125,835	125,835

Vacation pay accrual	56,270	55,442
Accrued warrant expenses on sold simulators	37,583	29,736
Accrued licensing fees	72,000	110,750
Accrued property taxes	30,240	29,500
Accrued purchases	29,371	60,500
Accrued interest	24,500	-
Accrued miscellaneous expenses	10,580	20,982

Total Accrued Liabilities	$386,379	432,745

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 13 - DEPOSITS ON SIMULATOR SALES

Deposits on simulator sales consist of the following on December 31, 2007

Company	Number of Units	Amount

Roltex Group*	8 Simulators	$531,000
Tonne Management*	4 Simulators	222,000
DGI, Inc.	Other	77,325
Charlotte	4 Simulators	90,000
Wings Warehouse	4 Simulators	30,833
Heartland Entertainment	2 Simulators	20,000
Story Stores	2 Simulators	40,000

Total deposits on simulator sales		$1,011,158

* The Company has not been in recent communication with the principles of Roltex Group and Tonne Management in regards to the completion of the related contracts

NOTE 14 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March of 2007, DGI, Inc., an Indiana corporation managed by and under majority ownership of William R. Donaldson, purchased fourteen (14) Reactor simulators for $574,000 from Perfect Line and subsequently leased the simulators to Sprint Nextel (12) and Toyota (2). Mr. Donaldson is the Chairman and Chief Executive Officer of the Company.

NOTE 15 – GOING CONCERN

Since inception, the Company has financed its operations through debt financing and proceeds generated from offerings of its stock. The proceeds from these transactions have been used primarily to fund research and development costs, and selling, general and administrative expenses.
The Company has incurred substantial net operating losses since inception and negative cash flows from operating activities through December 31, 2007 resulting in an accumulated deficit of $10.2 million. During fiscal year 2007, cash decreased from $216,323 to $133,731, largely due the continued interest paid on debt.
The Company recorded a net loss of $796,960 in fiscal year 2007. As of December 31, 2007, the Company had $133,731 in cash to fund operations.
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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 – GOING CONCERN (continued)

The Company has a history of losses, and the report of our independent accountants issued in connection with the audit of our financial statements contained a qualification raising a doubt about our ability to continue as a going concern. The Company currently is relying on prospective debt financing arrangements, and on simulator sales revenue using its existing simulator inventory to offset its operating costs and debt obligations over the next 12 months, or until enough revenue share simulators are in the market to provide sufficient to cover these costs. As such, there is risk that the financing will not be available, or available on terms acceptable to the Company, and there is risk that the timing of the simulator sales will not coincide with the need for cash to cover operating expenses and note payments. If no meaningful financing is secured by the Company in the near term, it may jeopardize the Company’s ability to maintain agreements with creditors to hold off taking actions against the Company for payments due.

NOTE 16 – SUBSEQUENT EVENTS

On January 18, 2008, the Company entered into a Second Lease Amendment, Security Agreement Amendment and Early Expiration Agreement with Universal CityWalk. The agreement released the Company from any future obligations under the lease and allowed the Company to vacate the premises on February 15, 2008. The parties agreed to a settlement and release fee to be paid in installments between February 15 and July 1, 2008. The first $25,000 was paid in January, and the second $25,000 was due on March 1 and has been delayed (See Item 3. Legal Proceedings).

On February 6, 2008, the Company entered into a Second Amended and Restated Secured Bridge Note with Ropart Asset Management due December 31, 2008 and increased the note amount from $600,000 to $800,000, and the collateral was increased by 2 SMS simulators.

Payments on notes due in first quarter of 2008 with Mall of Georgia and Mall of America had been missed, and the Company was in communication with both landlords seeking more time to complete proposed financing before making payments. The landlords have been agreeable as of this filing, but there is no assurance that their agreeable position will continue until payments are made.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Internal control over financial reporting includes policies and procedures that:

(1)           pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design safeguards to reduce, though not eliminate, this risk.

Notwithstanding the existence any material weaknesses in internal controls, we believe that the consolidated financial statements fairly present, in all material respects, our consolidated balance sheet as of December 31, 2007 and our consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006 in conformity with GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this annual report.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Name	Age	Position

William R. Donaldson	51	Chairman, Chief Executive Officer, and Secretary
Carl L. Smith, Sr.	66	Director
Cary Agajanian	65	Director

Mr. Donaldson has been a major influence in the international racing industry for over 25 years. He served as the Executive Vice President of the Indianapolis Motor Speedway (“IMS”), the largest spectator stadium in the world, and concurrently served as President of IMS subsidiaries, IMS Properties and IMS Events. At IMS, he was on the executive management team that initiated such events as the NASCAR Brickyard 400, Indy FanFest, the Senior PGA Tournament held at Brickyard Crossing, the Indy 200 at Walt Disney World, and the launch of the Indy Racing League. Donaldson also managed the Inaugural NASCAR Sprint Cup event at Las Vegas Motor Speedway, and he managed the launch of the Petit Le Mans at Road Atlanta, and the American and European Le Mans Series. He has extensive experience with domestic and international television broadcasting. He has a Bachelor of Arts degree from DePauw University in Greencastle, Indiana.

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

Mr. Agajanian literally grew up in the sport of auto racing, with his family running racing teams and racetracks. He now owns Motorsports Management International, a multi-faceted company that is an industry leader in the areas of event representation, corporate consulting, and sponsorship negotiation. For the past 10 years, Mr. Agajanian has served on Motorsports boards such as the Automobile Competition Committee of the United States (ACCUS), the American Motorcyclist Association (AMA, Vice-Chairman) and United States Auto Club (USAC) Properties. Mr. Agajanian’s company has been involved in securing hundreds of sponsorship arrangements and is the only company in the United States to offer star race drivers premium representation services in corporate structures, pension benefits, trusts and estates and contract negotiation. NASCAR SPRINT Cup star Tony Stewart has been represented by Motorsports Management International, and Agajanian also previously represented Jeff Gordon. Mr. Agajanian’s car ownership division has entered cars in the Indianapolis 500 for 36 consecutive years and now owns one of the premier teams in the NASCAR Busch Series.

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

Based solely on our review of such forms furnished to us and representations from certain reporting persons, filing requirements applicable to our executive officers, directors and more than 10% stockholders have been complied with during the twelve months ending December 31, 2007

Code of Ethics

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid to all persons serving as the Company’s chief executive officer and the Company’s most highly compensated executive officers other than its chief executive officer who were serving as executive officers at December 31, 2007 and whose annual compensation exceeded $100,000 during such year (collectively, the “Named Executive Officers”).

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity Incentive plan compensation	Nonequity Nonqualified Deferred compensation earnings	All Other Compensation (2)	Total

William R. Donaldson, Chairman and CEO	2007	$150,000	-	-	-	-	-	$8,518	$158,518
	2006	$150,000	-	-	-	-	-	$7,513	$157,513

(2)	Includes cost of medical and life insurance.

Because the Company has not granted stock options or other equity awards to employees to date, the equity awards table is not included in this document.

Director Compensation

Directors of the Company are currently not paid for their services; however, the Company is considering establishing a compensation plan utilizing stock awards versus cash payments in 2008.

Because the Company has not compensated directors to date, the equity awards table is not included in this document.

Indemnification for Securities Act Liabilities

Indiana law authorizes, and the Company’s Bylaws provide for, indemnification of the Company’s directors and officers against claims, liabilities, amounts paid in settlement and expenses in a variety of circumstances. Indemnification for liabilities arising under the Act may be permitted for directors, officers and controlling persons of the Company pursuant to the foregoing or otherwise. However, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Stock Options and Warrants

The Company does not currently have a stock option plan.

Compensation Committee Interlocks and Insider Participation

No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of February 29, 2008 for each person or entity that is known by us to beneficially own more than 5 percent of our Common Stock. As of June 13, 2008, the Company had 105,503,910 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Nature of Ownership	Percent of Class

William R. Donaldson, Carmel, IN	17,753,209	Direct	15.46%
Vikki Cook, Sarasota, FL	10,207,933	Direct	8.89%
Ropart Asset Management Fund, LLC	10,075,311	Direct	8.77%
James Matheny, Cary, NC	8,691,151	Direct	7.57%
Dolphin Direct Equity Partners, LP (a)	7,141,500	Direct	6.22%

Total	53,869,104		49.72%

(a)

Dolphin Direct Equity Partners, LP (Dolphin) is the beneficial owner of 5,161,500 and 1,980,000 warrants that expire December 31, 2009 and March 31, 2010, respectively, and are exercisable at any time prior to expiration. The calculation used to determine The Percent of Class attributable to Dolphin assumes all the warrants held by Dolphin are exercised. The totals include Dolphin’s beneficial ownership of shares pursuant to the Warrants which are exercisable within 60 days.

Security Ownership of Management

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of February 29, 2008 for each of our directors and each of our Named Executive Officers, and all directors and executive officers as a group. As of June 13, 2008, the Company had 105,503,910 shares of Common Stock outstanding.

Name, Position and Address of Beneficial Owner	Amount of Beneficial Ownership (1)	Nature of Ownership	Percent of Class

William R. Donaldson, Chairman, Chief Executive Officer, and Secretary; Carmel, Indiana	17,753,209	Direct	15.46%
Carl L. Smith, Director; Sarasota, Florida	-	n/a	-
Cary Agajanian, Director; Los Angeles, California	-	n/a	-
Total	17,753,209		15.46%

All Executive Officers & Directors as a Group (3 persons)	17.753,209		15.46%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 10, 2003, the Company issued to a related party a total of $50,000 of Secured Bridge Note as previously disclosed in that Form 8-K filed on March 13, 2003. This note was issued to Mr. William R. Donaldson, the Chairman and Chief Executive Officer of the Company.

In December of 2006, DGI, Inc., an Indiana corporation managed by and under majority ownership of William R. Donaldson, purchased ten (10) Reactor simulators for $370,000 from Perfect Line and subsequently leased the simulators to Sprint Nextel (6) and Toyota (4). Mr. Donaldson is the Chairman and Chief Executive Officer of the Company.

In March of 2007, DGI, Inc., an Indiana corporation managed by and under majority ownership of William R. Donaldson, purchased fourteen (14) Reactor simulators for $574,000 from Perfect Line and subsequently leased the simulators to Sprint Nextel (12) and Toyota (2). Mr. Donaldson is the Chairman and Chief Executive Officer of the Company.

DGI also has a refundable deposit on future simulators with Perfect Line in the amount of $77,325 as of December 31, 2007,

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services from HJ and Associates for the years ended December 31, 2007 and December 31, 2006 were $46,000 and $55,000, respectively. Those auditing fees included fees associated with the annual audit, reviews of quarterly reports on Form 10-Q and procedures required by GAAP and GAAS.

Audit-Related Fees

There were no fees for audit-related services from HJ and Associates for the years ended December 31, 2007 and December 31, 2006.

Tax Fees

Fees from HJ and Associates for tax services, including fees for review of the consolidated federal income tax return for the years ended December 31, 2007 and December 31, 2006 were $2,700 and $6,155, respectively.

All Other Fees

No fees were billed by HJ and Associates for the fiscal years ending December 31, 2007 and December 31, 2006, other than those specified above.

PART IV

ITEM 15. EXHIBITS, Financial Statement Schedules

A.	Exhibits.

3(i)     Articles of Incorporation 1
3(ii)     By-Laws1

10.1     Form of Secured Bridge Notes 2
10.2     Form of Procurement Contract 3
10.3     Form of Master Revenue Sharing Agreement 3

10.4     Asset Purchase Agreement with Race Car Simulation Corporation, a portfolio company of Dolphin Direct Equity Partners, LP 4

10.5     Asset Purchase Agreement with Checker Flag Lightning, LLC (“CFL”), a Michigan limited liability corporation 5

10.6     Form of 2006 Secured Promissory Note 6

10.7     Form of 2006 Common Stock Purchase Warrant 6

10.8     Form of 2007 Secured Promissory Note 6

10.9     Form of 2007 Common Stock Purchase Warrant 6

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

32.1     Certification of William R. Donaldson as Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2     Certification of William R. Donaldson as Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350.

     1) Incorporated by reference from Form 10-QSB filed on November 16, 2002
     2) Incorporated by reference from Form 8-K filed on March 13, 2003

3) Incorporated by reference from Form 10-QSB filed on May 17, 2004

     4) Incorporated by reference from Form 8-K filed on January 6, 2005
     5) Incorporated by reference from Form 8-K filed on January 6, 2006
     6) Incorporated by reference from Form 10-QSB filed on November 16, 2007

B.      Reports on Form 8-K.

None

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

There were no fees in 2007 which were not pre-approved by the Board of Directors. All services described above under the captions “Audit Fees”, “Audit Related Fees” and “Tax Fees” were approved by the Board of Directors pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i).

EXHIBIT INDEX

Exhibits:

Exhibits:

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

          Date: June 17, 2008                                                By:      /s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: June 17, 2008                                             By:      /s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chairman of the Board and Chief Executive Officer

                                                                            (Principal Executive Officer)

Date: June 17, 2008                                          By:     /s/ William R. Donaldson

-----------------------------------------------

William R. Donaldson

Chief Financial Officer and Treasurer

                                                                           (Principal Financial Officer)

Date: June 17, 2008                                         By:     /s/ Carl L. Smith

-----------------------------------------------

Carl L. Smith

                                                                            Director

Date: June 17, 2008                                          By:     /s/ Cary Agajanian

-----------------------------------------------

                                                                            Cary Agajanian
                                                                            Director