Form 10-Q
period 2008-03-31
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2008-06-18
CIK 1115551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2008

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-30771

INTERACTIVE MOTORSPORTS AND

ENTERTAINMENT CORP.

(Exact name of registrant as specified in charter)

Indiana 35-2205637

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

Yes ☒    No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer   |_|    Accelerated filer  |_|    Non-accelerated filer   |_|     Smaller reporting company   ☒
(do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes |_|No ☒

As of June 13, 2008, there were 105,503,910 (par value $0.0001) common shares issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

pAGE

sECTION

PART I

ITEM 1.	Condensed Financial Statements and Notes to Financial Statements
	Consolidated Balance Sheets at
	March 31, 2008 and December 31, 2007	3
	Consolidated Statements of Operations for the Three Months Ended
	March 31, 2008 and December 31, 2007	5
	Consolidated Statement of Changes in Shareholders’ Deficit for the Period Ended
	March 31, 2008	6
	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2008 and December 31, 2007	7
	Notes to Consolidated Financial Statements	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20
ITEM 4.	Internal Controls and Procedures	20

PART II

SIGNATURES	26

EXHIBIT INDEX	27

PART I

Item 1. Condensed Financial Statements

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Current Assets
Cash	$74,476	$133,731
Accounts Receivable, Net of allowance for bad debt of $78,776 in March 31, 2008 and $238,781 in December 31, 2007	184,926	203,095
Inventory	310,443	319,062
Prepaid Expenses	18,561	16,314
Total Current Assets	588,406	672,202

Property and Equipment
Total Property and Equipment, Net	802,157	858,306

Other Assets
Deposits	4,442	4,442
Total Other Assets	4,442	4,442

Total Assets	$1,395,005	$1,534,950

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILTIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Current Liabilities
Accounts Payable	$945,146	$871,649
Accrued Payroll Expense	12,227	73,467
Accrued Sales Tax Payable	10,819	41,514
Gift Cert. & Customer Deposits	31,702	29,595
Deposits on Simulator Sales	1,066,956	1,011,158
Accrued Liabilities	391,461	386,571
Notes Payable - Related parties	50,000	50,000
Notes payable	2,299,888	2,064,672
Total Current Liabilities	4,808,199	4,528,626

Long-term Liabilities
Notes payable	1,339,579	1,574,456

Total Liabilities	6,147,778	6,103,082

Shareholders’ Equity (Deficit)
Common Stock	10,120	10,120
Additional Paid in Capital	5,582,011	5,582,011
Retained Deficit	(10,344,904)	(10,160,262)
Total Shareholders’ Equity (Deficit)	(4,752,773)	(4,568,131)

Total Liabilities & Shareholders’ Equity (Deficit)	$1,395,005	$1,534,950

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ending
	March 31
	2008	2007

Revenues
Company Store Sales	$286,320	$457,843
Revenue Share Sales	136,265	98,845
Simulator Leases	-	6,333
Sales of Simulator Systems	346,608	786,608
Special Event Sales	60,799	71,527
Total Revenues	829,992	1,421,156

Cost of Sales
COGS - Merchandise	161	10,817
Group Sales Expenses	-	787
COGS - Sale of Simulators	6,992	378,000
COGS – Special Events	30,059	18,829
Inventory Adjustments	-	528
Total Cost of Sales	37,212	408,961

Gross Profit	792,780	1,012,195

General & Admin Expenses
Payroll Related Expenses	319,924	361,338
Occupancy Expenses	185,200	277,294
Other Operating Expenses	223,919	239,947
Depreciation	88,370	73,880
Total Operating Expenses	817,413	952,459

Operating Profit (Loss)	(24,633)	59,736

Interest Expense	(160,009)	(148,650)

Net Loss before Income Tax Expense	(184,642)	(88,914)

Income Tax Expense	-	-

Net Loss	$(184,642)	$(88,914)

Net Profit (Loss) per share – basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	101,199,146	96,397,506
Diluted Common Shares Outstanding	113,556,646	107,289,006

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Statement of Shareholders’ Deficit
(Unaudited)

			Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Balance at December 31, 2007	101,199,146	$10,120	$5,582,011	$(10,160,262)	$(4,568,131

Warrant issued for 2008 Notes Payable (unaudited)	-	-	-	-	-

Common stock issued for payment of Loan Interest (unaudited)	-	-	-	-	-

Net loss for the three months ended March 31, 2008 (unaudited)	-	-	-	(184,642)	(184,642

Balance at March 31, 2008 (unaudited)	101,199,146	$10,120	$5,582,011	$(10,344,904)	$(4,752,773)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(184,642)	$(88,914)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	88,370	73.880
Amortization of notes payable discount	8,560	7,018
Amortization of Dolphin Financing Agreement	(129,967)	(111,968)
Common stock issued for interest	-	-
Net changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivable	18,170	(46,031)
(Increase) decrease in inventory	8,618	(19,257)
(Increase) decrease in prepaid expenses and other assets	(2,247)	4,108
(Increase) decrease in deposits	-	(33,045)
Increase (decrease) in accounts payable	73,497	97,680
Increase (decrease) in accrued payroll and payroll taxes	(61,240)	(54,565)
Increase (decrease) in sales tax payable	(30,695)	10,133
Increase (decrease) in gift certificates and customer deposits	2,107	5,547
Increase (decrease) in accrued expenses	4,892	71,292
Increase (decrease) in deposits on simulator sales	55,797	12,168

Net Cash Used by Operating Activities	(148,780)	(71,954)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(34,080)	-
Sale of property and equipment	1,859	7,458

Net Cash Provided (Used) by Investing Activities	(32,221)	7,458

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable	200,000	-
Payments of notes payable	(78,254)	(47,205)

Net Cash Provided (Used) by Financing Activities	121,746	(47,205)

DECREASE IN CASH	(59,255)	(111,701)

CASH, BEGINNING OF PERIOD	133,731	216,323

CASH, END OF PERIOD	$74,476	$104,622

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended March 31

	2008	2007

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest	$84,136	$57,942
Cash paid for income taxes	$-	$-

NOTE 1 – BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated balance sheets of Interactive Motorsports and Entertainment Corp. (the “Company”) at March 31, 2008 and December 31, 2007 and the unaudited consolidated statements of operations and statements of cash flows for the three months ended March 31, 2008 and March 31, 2007 have been prepared by the Company’s management and do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Although management believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s latest annual financial statements included in the Company’s annual report on Form 10-K. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008 or any future period.

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 3 - DEBT AND CREDIT ARRANGEMENTS (continued)

On December 31, 2004, March 31, 2005 and April 15, 2005, the Company entered into three Asset Purchase Agreements with Race Car Simulation Corp.(“RCSC”), a subsidiary of Dolphin Direct Equity Partners, LP (“Dolphin”), pursuant to which it sold forty-four (44) of its race car simulators that were located in existing revenue share locations, or had been installed in new revenue share sites. The sale is accounted for as a borrowing in accordance with the guidance provided in paragraphs 21-22 of SFAS 13. While this transaction generated an aggregate purchase price of $2,856,600, it also depleted monthly revenue share payments to the Company generated by the simulators that were sold. In May of 2007, RCSC filed a complaint against National Tour, Inc. and its chief executive officer, Johnny Capels, personally. RCSC claimed that National Tour, backed by a personal guarantee by Johnny Capels, owed the company at least $193,000 in lease payments plus interest and other costs under the lease agreements between the parties. The lease agreements involve twelve (12) of the Company’s simulators which were part of the 44 considered a “borrowing” under GAAP guidelines, and may be a contingent liability for the Company under the terms of its guarantee to RCSC under the asset purchase agreement. The Company has an obligation under a Performance Guarantee clause of their agreement with RCSC to guarantee certain contracted revenue share or lease payments through 2007, and also has the obligation to find new revenue share or lease partners for the RCSC simulators under a ‘Most Favored Nations” clause in the agreement with RCSC In November of 2007, the Company removed an additional 8 of RCSC’s SMS simulators from the Syracuse, NY site to Incredible Pizza sites in Oklahoma City, OK and Dallas, TX (four in each site). See Part 2, Item 1 Legal Proceedings for details on the complaint filed by RCSC.

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

The value of the options was amortized to interest expense over their life expired on November 1, 2007.

On July 14, 2006, the Company entered into Note and Warrant Purchase and Security Agreements with ten (10) investors in a private placement which is exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Reg. D and Rule 506 adopted thereunder. The Notes, totaling $950,000,were issued by Perfect Line, will be fully paid down July 17, 2010, and bear interest at a rate of 16% per annum (increased from 15% on September 21, 2007) for the total interest amount over the four year period of $326,194. The principle balance of the notes on March 31, 2008, was $616,719. Each note came with an option to purchase common shares of the Company equal to two and one half times the amount of notes purchased divided by the exercise price of the option. The principle and interest on the Notes are payable weekly over a four year term and are secured by a first security interest in 20 of the simulators owned by Perfect Line.

The value of the options will be amortized to interest expense over their life which expires on July 13, 2010. Amortization of option discount for the options related to the 2006 Agreement of $3,795 was included in interest expense for the quarter ended March 31, 2008.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 3 - DEBT AND CREDIT ARRANGEMENTS (continued)

                  On April 12, 2007, the Company entered into a Mutual Release and Settlement Agreement with Mall of Georgia, LLC. The terms of the agreement released the Company from any future lease obligations at the site and set the financial settlement was payable in six (6) installments between May, 2007 and June, 2008. On March 31, 2008, the balance due was $177,346, and $20,000 payments due from December to June had been missed. $95,580 is directly attributable to Perfect Line with the remainder of the note attributable to unpaid rent due from lease assignee, Checker Flag Lightning, LLC.. The Company has filed a Motion for Partial Summary Judgment against Checker Flag Lightning, LLC in the amount of $357,352. See Part I, Item 3, Legal Proceedings for more details.

On September 25, 2007 and October 4, 2007, the Company entered into Note and Warrant Purchase and Security Agreements with ten (10) investor in a private placement which is exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Reg. D and Rule 506 adopted thereunder. The Notes, totaling $500,000, were issued by Perfect Line, will be fully paid down September 27, 2011 and bear interest at a rate of 16% per annum for the total interest amount over the four (4) year period of $176,443. The principle balance of the notes on March 31, 2008, was $451,217. Each note came with an option to purchase common shares of the Company equal to two and one half times the amount of notes purchased divided by the exercise price of the option. The principle and interest on the Notes are payable weekly over a four year term and are secured by a first security interest in 8 of the simulators owned by Perfect Line.

The value of the options will be amortized to interest expense over their life which expires on September 27, 2012. Amortization of option discount for the options related to the 2007 Agreement of $441 was included in interest expense for the quarter ended March 31, 2008.

                 On October 31, 2007, Perfect Line and MOAC Mall Holdings, LLC, the Mall of America landlord, agreed to a stipulation agreement whereby Perfect Line signed a promissory note totaling $310,553 payable in seven (7) payments between December 15, 2007 and October 1, 2008. On March 31, 2008, the December, February, March and April payments totaling $160,978 had not been made.

On February 6, 2008, the Company entered into a Second Amended and Restated Secured Bridge Note with Ropart Asset Management due December 31, 2008 and increased the note amount from $600,000 to $800,000, and the collateral was increased by 2 SMS simulators.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 3 - DEBT AND CREDIT ARRANGEMENTS (continued)

Notes Payable consisted of the following:

	For the Period Ended
	March 31, 2008	December 31, 2007
Note payable to investor bearing interest at 12%, due at an undetermined date in 2007. Secured by certain simulators of the Company and a personal guaranty of the President of the Company.	$800,000	$600,000

Note payable to individuals, bearing interest at 12%, due October 1, 2007. Secured by certain simulators of the Company.	122,500	122,500

Note payable to a landlord, payable in six (6) installments, due June 2008.	177,346	177,346

Note payable to a landlord, payable in seven (7) installments, due October 2008.	310,554	310,554

Note payable to individuals, bearing interest at 9.6%, due April 17 2009. Secured by certain simulators of the Company.	87,500	87,500

Borrowing transaction with RCS bearing imputed interest at 15%, 5 year term.	1,156,767	1,286,728

Note payable to individuals, bearing interest at 16%, due July 13, 2010. Secured by certain simulators of the Company.	616,719	671,180

Note payable to individuals, bearing interest at 16%, due September 13, 2011. Secured by certain simulators of the Company.	451,217	475,010

Less: unamortized discount & debt offering costs	(83,132)	(91,690)
Total Notes Payable	3,639,467	3,639,128

Less: Current Portion	(2,349,888)	(2,064,672)
Total Notes Payable – Long Term Portion	$1,339,579	$1,574,456

Future maturities of notes payable as of December 31,
2008	$2,065,011	2,064,672
2009	1,089,402	1,089,402
2010	383,526	383,526
2011	101,528	101,528
Total Notes Payable	$3,639,467	3,639,128

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 4 - SIMULATOR SALE AGREEMENTS

The Company completed the sale of three SMS simulators to Scheels All Sports in the first quarter of 2008. Installation is not expected until third quarter of 2008.

NOTE 5 - SUBSEQUENT EVENTS

On May 19, 2008, the Company entered into a Third Amended and Restated Secured Bridge Note with Ropart Asset Management due December 31, 2008 and increased the note amount from $800,000 to $950,000.

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

Information on Forward-Looking Statements

This Form 10-Q and other statements issued or made from time to time by the Company or its representatives contain statements, which may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A Sections 77z-2 and 78u-5. Those statements include statements regarding the intent, belief, or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. All statements, trend analyses, and other information contained in this report relative to markets for the Company's products and/or trends in the Company's operations or financial results, as well as other statements which include words such as "anticipate," "could," "feel(s)," "believes," "plan," "estimate," "expect," "should," "intend," "will," and other similar expressions, constitute forward-looking statements and are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions that may impact the disposable income and spending habits of consumers; (ii) the availability of alternative entertainment for consumers; (iii) the ability of the company to obtain additional capital and/or debt financing; (iv) the ability of the company to control costs and execute its business plan.

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

Overview

Interactive Motorsports and Entertainment Corp. (“IMTS” or the “Company”), an Indiana corporation, is a world leader in race simulation. Operating through its wholly owned subsidiary, Perfect Line, Inc., the Company manufactures two versions of race car simulators and sells racing experiences to the public through revenue sharing and marketing agreements for the ‘out-of-home-‘ interactive gaming market. The Company contracts with operators in malls, amusement parks, family entertainment centers, casinos, and with third parties for trade shows and mobile fan interactive experiences. Under team and track licenses from America’s fastest growing sport, NASCAR, simulator customers experience driving in a NASCAR racecar that simulates the motion, sights and sounds of an actual NASCAR event. The Company owns and operates a racing center at the Mall of America in Minneapolis, MN, featuring 12 simulators as well as a selection of popular NASCAR merchandise. The Company is positioning itself to be a world leader in the ‘out-of-home’ multi-player/multi-site virtual league market, and the experiential mobile marketing industry.

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

Review of Consolidated Financial Position

Cash: The Company had $74,476 in cash as of March 31, 2008, compared with $133,731 at December 31, 2007, a decrease of $59,255. This decrease in the company’s position of cash during the first three months of 2008 was due principally to payments to vendors and general operating expenses. See further discussion under the “Liquidity and Capital Resources” section below.

Trade Accounts Receivable: At the year ending December 31, 2007, the Company established a reserve of $78,776 for a portion of the debt owed the Company by Ultimate Racing Experience. The Company continues to pursue the collection of the debt owed the Company by Ultimate Racing Experience.

Inventory: At March 31, 2008, inventory decreased by $8,619 from December 31, 2007 levels due primarily to the reclassification of simulator parts in non-depreciated fixed assets to simulator inventory held for sale. Simulators in inventory decreased by $3,867 from December 31, 2007, levels to $306,698 at March 31, 2008. Merchandise inventory decreased by $4,752 from December 31, 2007, levels during the three month period ending March 31, 2008.

Notes Payable: On March 31, 2008, the Company had an aggregate balance of $3,689,467 for Notes Payable. The balance consisted of $50,000 in related party agreements, $800,000 on the Ropart Note Payable, $1,156,762 on the 2004 Race Car Simulator Corporation (“RCS”) borrowing, $122,500 on the 2005 Agreement, $616,719 on the 2006 Agreements, $451,217 in the 2007 Agreements and $492,269 on other agreements.

Deposits on Simulator Sales: During the three month period ending March 31, 2008, the Company recorded all or a portion of three simulator sales transactions. This activity resulted in the increase of deposits on simulator sales of $55,798 to $1,066,956 as compared to the balance at December 31, 2007.

Other Liabilities: Accounts payable, accrued payroll and payroll taxes, sales taxes payable, unearned revenue, and other accrued expenses fluctuate with the volume of business, timing of payments, and the day of the week on which the period ends.

Review of Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Revenues: Revenues are comprised primarily of Company store sales, revenue share sales, and simulator leases and sales.

Revenues for the three months ended March 31, 2008, decreased by $591,164 or 41.6% to $829,992 from $1,421,156 for the comparable period in 2007. This was the result of decreased store sales (Universal CityWalk store closed in January of 2008) and simulator sales in the three month period ending March 31, 2008.

Cost of Sales: Cost of sales as a percentage of total revenues was 4% and 29% for the three months ended March 31, 2008 and 2007, respectively. Cost of sales decreased $371,748 or 90.9% to $37,212 for the three months ended March 31, 2008, from $408,960 for the comparable period in 2007. The primary reason for the decrease in cost of sales was due to the fact that most of the simulator sales in 2007 were Reactor simulators that were manufactured new for the sale, and three simulator sales in the period ending March 31, 2008 were refurbished SMS simulators that required much less cost to prepare for the installations..

Gross Profit: Gross profit as a percentage of total revenue was 96% and 71% for the three months ended March 31, 2008 and 2007, respectively. Gross profit decreased $219,416 or 21.7% to $792,780 for the three months ended March 31, 2008, from $1,012,196 for the comparable period in 2007. The decrease in gross profit margin was primarily associated with the decrease in sales in the first quarter of 2008.

General and Administrative: General and administrative expenses decreased $135,050 or 14.2% to $817,412 for the three months ended March 31, 2008, compared to $952,459 for the comparable period in 2007. The primary reason for the decrease was a $92,094 decrease in other operating expenses.

Operating Profit: The Company's loss from operations during the three months ended March 31, 2008 was $24,632 compared to an operation profit during the three months ended March 31, 2007 of $59,737.

Interest Expense: Interest expense was $160,009 and $148,650 for the three months ended March 31, 2008 and 2007, respectively.

Net Profit: The Company’s net loss for the three months ended March 31, 2008, was $184,642 compared to a net loss of $88,914 for the same period in 2007.

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

The Company is pursuing some form of debt or equity financing sufficient to complete its development of the multi-site league play, to install its current inventory of SMS simulators into the marketplace and to satisfy the Company’s current and future liabilities and/or contingent liabilities, but there is no assurance that such funding will be available, or available on terms acceptable to the Company.

During the three months ending March 31, 2008, the operating activities of the Company used net cash of $148,780 compared to net cash used of $71,954 for the comparable period in 2007. The drivers for the increase in cash used from operations can be attributed to the increase in prepaid expense, the increase in accounts payable and the amortization of the Dolphin financing agreement.

During the three months ending March 31, 2008, the Company used $32,221 of net cash in investing activities compared with $7,458 of net generated in investing activities during the comparable period in 2007. The increase in cash from investing activities is primarily related to the purchase of simulators.

During the three months ending March 31, 2008, the Company generated a net $121,746 of cash from financing activities compared with $47,204 of cash used during the comparable period in 2007. The increase from financing activities is primarily related to the issuance of $200,00 in notes less payment of $78,254 in notes payable.

Cash flow from all sources (operations, investing activities and financing activities) was insufficient to fund the company during the three months ending March 31, 2008, and resulted in a $59,255 reduction in the Company’s cash position. This compares with $111,701 in cash reduction for all sources for the period ending March 31, 2007.

The Company has funded its retained losses through the initial investment of $650,000 in May 2001, $400,000 of capital contributed in February 2002, approximately $2.610 million received in August 2002, loans from related parties including net proceeds of $687,500 received in March, 2003, and net proceeds received between February 2004 and June 2004 totaling $604,000, $122,500 in loan proceeds from the sale of the 2005 Notes between October and November, net proceeds of $845,000 in loan proceeds from the sale of the 2006 Notes in July, net proceeds of $855,000 borrowed in September of 2006, net proceeds of $450,000 borrowed in September and October of 2007, net proceeds of $200,000 borrowed in February of 2008, $1.237 million received in the form of deposits for the placement of race car simulators in revenue share locations, or for the future purchase by third parties of race car simulators, and credit extended by vendors.

As of March 31, 2008, the Company had cash totaling $74,476 compared to $133,731 at December 31, 2007. Current assets totaled $588,406 at March 31, 2008 compared to $672,202 on December 31, 2007. Current liabilities totaled $4,808,199 on March 31, 2008 compared with $4,528,626 on December 31, 2007. As such, these amounts represent an overall decrease in working capital of $363,369 for the three months ending March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None, not applicable.

Item 4. Internal Controls and Procedures

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

Notwithstanding the existence any material weaknesses in internal controls, we believe that the consolidated financial statements fairly present, in all material respects, our consolidated balance sheet as of March 31, 2008 and our consolidated statements of operations, stockholders’ equity and cash flows for the periods ending March 31, 2008 and 2007 in conformity with GAAP.

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

As of the filing of this Quarterly Report on Form 10-Q, the Company is not aware of any other material legal actions directed against the Company.

Item 1A. Risk Factors

Note on Forward-Looking Information

This Form 10-Q and other statements issued or made from time to time by the Company or its representatives contain statements, which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A Sections 77z-2 and 78u-5. Those statements include statements regarding the intent, belief, or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. All statements, trend analyses, and other information contained in this report relative to markets for the Company’s products and/or trends in the Company’s operations or financial results, as well as other statements which include words such as “anticipate(s),” “could,” “feel(s),” “believes,” “plan,” “estimate(s),” “expect(s),” “should,” “intend(s),” “will,” and other similar expressions, constitute forward-looking statements and are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions that may impact the disposable income and spending habits of consumers; (ii) the availability of alternative entertainment for consumers; (iii) the ability of the Company to obtain additional capital; (iv) the receipt of a going concern opinion from the Company’s independent public accountants; and (v) the ability of the Company to control costs and execute its business plan.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

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
10.2     Form of Procurement Contract 3
10.3     Form of Master Revenue Sharing Agreement 3

10.4     Asset Purchase Agreement with Race Car Simulation Corporation, a portfolio company of Dolphin Direct Equity Partners, LP 4

10.5     Asset Purchase Agreement with Checker Flag Lightning, LLC (“CFL”), a Michigan limited liability corporation 5

10.6     Form of 2007 Secured Promissory Note 6

10.7     Form of 2007 Common Stock Purchase Warrant 6

10.8     Form of 2008 Secured Promissory Note 6

10.9     Form of 2008 Common Stock Purchase Warrant 6

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

3) Incorporated by reference from Form 10-QSB filed on May 17, 2004

     4) Incorporated by reference from Form 8-K filed on January 6, 2005
     5) Incorporated by reference from Form 8-K filed on January 6, 2007
     6) Incorporated by reference from Form 10-QSB filed on November 16, 2007

B.      Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

Date: June 18, 2008	/s/ William R. Donaldson

William R. Donaldson Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: June 18, 2008	/s/ William R. Donaldson

William R. Donaldson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: June 18, 2008	/s/ William R. Donaldson

William R. Donaldson Chairman of the Board and Chief Executive Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits:

10.6     Form of 2007 Secured Promissory Note

10.7     Form of 2007 Common Stock Purchase Warrant

10.8     Form of 2008 Secured Promissory Note

10.9     Form of 2008 Common Stock Purchase Warrant

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