Form 10-K/A
period 2007-12-31
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2008-11-17
CIK 1115551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes ☒ No ☐, (2) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

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

Overview

Interactive Motorsports and Entertainment Corp. (“IMTS” or the “Company”), an Indiana corporation, is a world leader in race simulation. Operating through its wholly owned subsidiary, Perfect Line, Inc., the Company manufactures two versions of race car simulators and sells racing experiences to the public through revenue sharing and marketing agreements for the ‘out-of-home-’ interactive gaming market. The Company contracts with operators in major malls, bowling centers, sports bars, family entertainment centers, casinos, and with third parties for trade shows and mobile fan interactive experiences. Under team and track licenses from America’s fastest growing sport, NASCAR, simulator customers experience driving in a NASCAR racecar that simulates the motion, sights and sounds of an actual NASCAR event. The Company owns and operates its flagship racing center at the Mall of America in Minneapolis, MN. The flagship racing center features 12 simulators as well as a selection of popular NASCAR merchandise. The Company is positioning itself to be a world leader in the ‘out-of-home’ multi-player/multi-site virtual league market, and the experiential mobile marketing industry.

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

!! Denotes site that CFL has vacated and Company is in process of acquiring these simulators

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

A recent major development was the signing of a multi-year proprietary software license agreement with iRacing.com, exclusive for the “out-of-home” race simulation category. The license is specifically for the game engine software that is used in the popular NASCAR Racing 2003 Papyrus game, and includes the multi-player, multi-site capability. As iRacing develops new physics models for race circuits and race cars for the “in-home” online gaming market, the Company desires to license those properties for its customers in the “out-of-home” market, although there can be no assurances. The Company has its engineers working on multi-site, virtual league play featuring additional NASCAR race tracks for our over 30 racing centers. Management believes that once completed, the multi-site, virtual league play will generate an additional revenue steam for the Company and the operators, although there can be no assurance.

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

ITEM 1A. RISK FACTORS

Note on Forward-Looking Information

This Form 10-K/A and other statements issued or made from time to time by the Company or its representatives contain statements, which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A Sections 77z-2 and 78u-5. Those statements include statements regarding the intent, belief, or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. All statements, trend analyses, and other information contained in this report relative to markets for the Company’s products and/or trends in the Company’s operations or financial results, as well as other statements which include words such as “anticipate(s),” “could,” “feel(s),” “believes,” “plan,” “estimate(s),” “expect(s),” “should,” “intend(s),” “will,” and other similar expressions, constitute forward-looking statements and are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions that may impact the disposable income and spending habits of consumers; (ii) the availability of alternative entertainment for consumers; (iii) the ability of the Company to obtain additional capital; (iv) the receipt of a going concern opinion from the Company’s independent public accountants; and (v) the ability of the Company to control costs and execute its business plan.

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

ITEM 2. PROPERTIES

The Company is headquartered at 5624 West 73rd Street in Indianapolis, Indiana where the Company leases approximately 4,800 square feet. The facility consists primarily of office and storage areas and is leased from an unrelated third party. The headquarters’ lease expired March 31, 2008, and management is in discussions with the landlord about terms should the lease be extended. The Company also maintains an engineering office at 2065 Martin Avenue in Santa Clara, California where it leases approximately 1,800 square feet of office space. The engineering office lease is on a month to month basis. In addition, the Company has a warehouse in Concord, North Carolina that is currently on a month-to-month lease. The Company believes its headquarters and engineering space is adequate for the present time and is reviewing options for relocating or extending its leases at these locations.

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

As of the filing of this Annual Report on Form 10-K/A, the Company is not aware of any other material legal actions directed against the Company.

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

	Common Stock Price

Quarter Ended	High	Low	Close

March 31, 2005	.12	.05	.06
June 30, 2005	.09	.06	.07
September 30, 2005	.07	.03	.04
December 31, 2005	.04	.02	.02
March 31, 2006	.07	.03	.04
June 30, 2006	.05	.02	.04
September 30, 2006	.04	.02	.02
December 31, 2006	.03	.01	.02
March 31, 2007	.02	.01	.01
June 30, 2007	.03	.02	.03
September 30, 2007	.01	.01	.01
December 31, 2007	.02	.01	.02

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

General and Administrative: General and administrative expenses decreased $428,131 or 10% to $3.704 million for the year ended December 31, 2007, compared to $4.132 million for the same period in 2006. The primary reasons for the decrease in general and administration was a $159,233 decrease in payroll related expenses, a $21,098 increase in occupancy expenses, and a net decrease in other operating expenses of $289,997. The decrease in other operating expenses is mainly attributed to decreases in Research & Development of $114,569, decrease in Credit Acquisition Fee of $95,000, decrease in Depreciation of $91,997, decrease in Insurance of $31,664 and an increase in bad debt expense of $91,249.

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

The Company been pursuing for some time a form of debt or equity financing sufficient to eliminate cash flow concerns while the SMS simulator inventory is placed into the market and to complete its development of the multisite league play, although there is no assurance that such funding will be available, or available on terms acceptable to the Company.

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

We were not engaged to examine management’s assertion about the effectiveness of Interactive Motorsports and Entertainment Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has a working capital deficit as well as a deficit in stockholders’ equity. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
Salt Lake City, Utah
June 13, 2008

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	For the Period Ending December 31

	2007	2006

Current Assets
Cash	$133,731	$216,323
Accounts Receivable, Net of allowance for bad debt of $78,776 in 2007 and $238,781in 2006	203,095	229,506
Inventory	319,062	254,322
Prepaid Expenses	16,314	22,724
Notes Receivable	—	3,143

Total Current Assets	672,202	726,018

Property and Equipment
Total Property and Equipment, Net	858,306	885,711

Other Assets
Deposits	4,442	28,471
Notes Receivable	—	305,642

Total Other Assets	4,442	334,113

Total Assets	$1,534,950	$1,945,842

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

The accompanying notes are an integral part of these consolidated financial statements

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
Consolidated Statement of Operations

	For the Year Ending December 31

	2007	2006

Revenues
Company Store Sales	$1,847,477	$1,853,647
Revenue Share Sales	387,166	383,523
Simulator Leases	13,352	69,667
Sales of Simulator Systems	1,954,587	2,827,451
Special Event Sales	182,298	217,010

Total Revenues	4,384,880	5,351,298

Cost of Sales
COGS - Merchandise	44,742	45,660
Group Sales Expenses	1,730	3,297
COGS - Sale of Simulators	646,774	1,052,481
COGS – Special Events	129,995	159,766
Inventory Adjustments	12,663	—

Total Cost of Sales	835,904	1,261,204

Gross Profit	3,548,977	4,090,094

General & Administrative Expenses
Payroll Related Expenses	1,410,122	1,569,354
Occupancy Expenses	1,127,894	1,106,796
Other Operating Expenses	1,165,556	1,455,553

Total Operating Expenses	3,703,572	4,131,703

Operating Profit (Loss)	(154,595)	(41,609)

Interest Expense	626,692	556,245

Net Loss before Income Tax Expense	(781,287)	(597,854)

Income Tax Expense	15,673	300

Net Loss	$(796,960)	$(598,154)

Net Loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	97,697,796	94,378,209

Diluted Common Shares Outstanding	114,844,790	107,289,006

The accompanying notes are an integral part of these consolidated financial statements

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
Statements of Shareholders’ Deficit

	Common Stock		Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)

	Shares	Amount

Balance at December 31, 2005	93,769,177	$9,377	$5,360,270	$(8,765,148)	$(3,395,501)

Warrant issued for 2006 Notes Payable	—	—	60,742	—	60,742

Common stock issued for payment of Loan Interest	2,628,329	263	77,737	—	78,000

Net loss for the year ended December 31, 2007	—	—	—	(598,154)	(390,457)

Balance at December 31, 2006	96,397,506	9,640	5,498,749	(9,363,302)	(3,854,913)

Warrant issued for 2007 Notes Payable	—	—	11,742	—	11,742

Common stock issued for payment of Loan Interest	4,801,640	480	71,520	—	72,000

Net loss for the year ended December 31, 2007	—	—	—	(796,960)	(796,960)

Balance at December 31, 2007	101,199,146	$10,120	$5,582,011	$(10,160,262)	$(4,568,131)

The accompanying notes are an integral part of these consolidated financial statements

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended December 31

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(796,960)	$(598,154)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	296,801	388,797
Amortization of notes payable discount	(31,382)	(45,953)
Amortization of Dolphin Financing Agreement	(474,031)	(408,382)
Common stock issued for interest	72,000	78,000
Warrants issued related to note agreements	11,742	60,742
Net changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivable	27,961	(14,135)
(Increase) decrease in inventory	94,243	(45,869)
Decrease in prepaid expenses and other assets	6,409	50,590
Increase in intangibles	—	—
Decrease in deposits	24,029	—
Increase (decrease) in accounts payable	492,831	(65,100)
Increase in accrued payroll and payroll taxes	6,705	10,344
Increase in sales tax payable	7,154	22,343
Increase in gift certificates and customer deposits	6,347	624
Increase (decrease) in accrued expenses	(46,174)	68,176
(Decrease) in deposits on simulator sales	(7,935)	(238,008)

Net Cash Used by Operating Activities	(310,260)	(735,985)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(138,781)	(197,987)
Sale of property and equipment	17,637	113,031

Net Cash Used by Investing Activities	(121,143)	(84,956)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable	599,080	950,000
Payments of notes payable	(250,268)	(265,916)

Net Cash Provided by Financing Activities	348,811	684,084

DECREASE IN CASH	(82,592)	(136,857)

CASH, BEGINNING OF PERIOD	216,323	353,180

CASH, END OF PERIOD	$133,731	$216,323

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

All information in this Form 10-K/A is presented from the perspective of Interactive Motorsports and Entertainment Corp. and its subsidiary Perfect Line and not from the perspective of PIH.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 5 - DEBT AND CREDIT ARRANGEMENTS (continued)

Notes Payable consisted of the following at December 31, 2007:

	For the Year Ended December 31,
	2007	2006

Note payable to investor bearing interest at 12%, due at an undetermined date in 2007. Secured by certain simulators of the Company and a personal guaranty of the President of the Company.	$600,000	$600,000

Note payable to individuals, bearing interest at 12%, due October 1, 2008. Secured by certain simulators of the Company.	122,500	122,500

Note payable to a landlord, payable in six (6) installments, due June 2008.	177,346	95,580

Note payable to a landlord, payable in seven (7) installments, due October 2008.	310,554	108,091

Note payable to individuals, bearing interest at 9.6%, due April 17 2009. Secured by certain simulators of the Company.	87,500	87,500

Borrowing transaction with RCS bearing imputed interest at 15%, 5 year term.	1,286,728	1,760,761

Note payable to individuals, bearing interest at 16%, due July 13, 2010. Secured by certain simulators of the Company.	671,180	870,644

Note payable to individuals, bearing interest at 16%, due September 13, 2011. Secured by certain simulators of the Company.	475,010	—

Less: unamortized discount & debt offering costs	(91,691)	(60,310)

Total Notes Payable	3,639,128	3,497,266

Less: Current Portion	(2,064,672)	(1,539,795)

Total Notes Payable – Long Term Portion	$1,574,455	$1,957.471

Future maturities of notes payable as of December 31,
2008	$2,064,672
2009	1,089,402
2010	383,526
2011	101,528

Total Notes Payable	$3,639,128

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

As of the filing of this Annual Report on Form 10-K/A, the Company is not aware of any other material legal actions directed against the Company.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 9 - RELATED PARTY NOTES PAYABLE

Note payable to the President of the Company, bearing interest at 12% per annum. Due December 31, 2008.Secured by certain assets of the Company.	$50,000

Total Related Parties Notes Payable	$50,000

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

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	2007	2006

Deferred tax assets:
NOL Carryover	$2,841,100	$2,623,550
Depreciation	70,000	66,550
R&D Credit Carryforward	11,482
Related Party Accruals	7,220
Accrued Vacation	21,950

Allowance for Doubtful Accounts	30,730

Valuation Allowance	(2,982,482)	(2,690,100)

Net Deferred Tax Asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

	2007	2006

Book loss	$(310,815)	$(233,280)

Loss on the Sale of Assets	1,965	(4,705)

Depreciation	—	19,735

Meals and Entertainment	1.925	1,450

Stock for services/options expense	28,080	30,320

Other	—	—

Valuation Allowance	278,845	186,480

	$—	$—

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

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

None

NOTE 12 - ACCRUED LIABILITIES

Accrued Liabilities consisted of the following at December 31, 2007

	For the Year Ended December 31,
	2007	2006

Back rent owed to a landlords previously operated by Checker Flag Lightning, Inc. The Company is in negotiation to resolve this liability.	$125,835	125,835

Vacation pay accrual	56,270	55,442
Accrued warrant expenses on sold simulators	37,583	29,736
Accrued licensing fees	72,000	110,750
Accrued property taxes	30,240	29,500
Accrued purchases	29,371	60,500
Accrued interest	24,500	—
Accrued miscellaneous expenses	10,580	20,982

Total Accrued Liabilities	$386,379	432,745

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As of December 31, 2007, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Due to an identified material weakness as described in Management’s Report on Internal Controls Over Financial Reporting in Item 9A(b) below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the existence the identified material weaknesses in internal controls, we believe that the consolidated financial statements fairly present, in all material respects, our consolidated balance sheet as of December 31, 2007 and our consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006 in conformity with GAAP.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:

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

Using the guidelines set forth in the report Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007 due to existence of a material weakness in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that result in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management, in consultation with our independent registered public accounting firm, concluded that a material weakness existed in the following area as of December 31, 2007:

•	Lack of segregation of duties within the accounting department due to the small size of the Company and the small size of the accounting staff.

Management is actively seeking to remediate this material weakness in the following manner:

•

As the Company grows and generates capital available for staffing increases, a priority will be staffing the accounting department to a level such that reports are reviewed and responsibilities are strategically divided among multiple persons.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity Incentive plan compensation	Nonequity Nonqualified Deferred compensation earnings	All Other Compensation (2)	Total

William R. Donaldson, Chairman and CEO	2007	$150,000	—	—	—	—	—	$8,518	$158,518
	2006	$150,000	—	—	—	—	—	$7,513	$157,513

(2)	Includes cost of medical and life insurance.

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

Name, Position and Address of Beneficial Owner	Amount of Beneficial Ownership (1)	Nature of Ownership	Percent of Class

William R. Donaldson, Chairman, Chief Executive Officer, and Secretary; Carmel, Indiana	17,753,209	Direct	15.46%
Carl L. Smith, Director; Sarasota, Florida	—	n/a	—
Cary Agajanian, Director; Los Angeles, California	—	n/a	—

Total	17,753,209		15.46%

All Executive Officers & Directors as a Group (3 persons)	17.753,209		15.46%

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

All Other Fees

          No fees were billed by HJ and Associates for the fiscal years ending December 31, 2007 and December 31, 2006, other than those specified above.

PART IV

ITEM 15. EXHIBITS, Financial Statement Schedules

A.	Exhibits.

	3(i)	Articles of Incorporation [1]
	3(ii)	By-Laws[1]
	10.1	Form of Secured Bridge Notes [2]
	10.2	Form of Procurement Contract [3]
	10.3	Form of Master Revenue Sharing Agreement [3]
	10.4	Asset Purchase Agreement with Race Car Simulation Corporation, a portfolio company of Dolphin Direct Equity Partners, LP [4]
	10.5	Asset Purchase Agreement with Checker Flag Lightning, LLC (“CFL”), a Michigan limited liability corporation [5]
	10.6	Form of 2006 Secured Promissory Note [6]
	10.7	Form of 2006 Common Stock Purchase Warrant [6]
	10.8	Form of 2007 Secured Promissory Note [6]
	10.9	Form of 2007 Common Stock Purchase Warrant [6]
	11.1	Computation of Earnings (Loss) Per Share
	21.1	Subsidiaries
	31.1	Certification of William R. Donaldson as Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Security Exchange Act of 1934.
	32.1	Certification of William R. Donaldson as Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
	32.2	Certification of William R. Donaldson as Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350.

1) Incorporated by reference from Form 10-QSB filed on November 16, 2002
2) Incorporated by reference from Form 8-K filed on March 13, 2003
3) Incorporated by reference from Form 10-QSB filed on May 17, 2004
4) Incorporated by reference from Form 8-K filed on January 6, 2005
5) Incorporated by reference from Form 8-K filed on January 6, 2006
6) sIncorporated by reference from Form 10-QSB filed on November 16, 2007

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

Date: November 17, 2008	By:	/s/ William R. Donaldson

William R. Donaldson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 17, 2008	By:	/s/ William R. Donaldson

William R. Donaldson
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2008	By:	/s/ William R. Donaldson

William R. Donaldson
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 17, 2008	By:	/s/ Carl L. Smith

Carl L. Smith
Director

Date: November 17, 2008	By:	/s/ Cary Agajanian

Cary Agajanian
Director