Form 10-Q/A
period 2008-03-31
INTERACTIVE MOTORSPORTS & ENTERTAINMENT CORP
filed 2008-11-17
CIK 1115551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐  No ☒

As of June 13, 2008, there were 105,503,910 (par value $0.0001) common shares issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

PART I

Item 1. Condensed Financial Statements

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	March 31, 2008	December 31, 2007

	(Unaudited)	(Audited)
Current Assets
Cash	$74,476	$133,731
Accounts Receivable, Net of allowance for bad debt of $78,776 in March 31, 2008 and $238,781 in December 31, 2007	184,926	203,095
Inventory	310,443	319,062
Prepaid Expenses	18,561	16,314

Total Current Assets	588,406	672,202

Property and Equipment
Total Property and Equipment, Net	802,157	858,306

Other Assets
Deposits	4,442	18,036

Total Other Assets	4,442	18,036

Total Assets	$1,395,005	$1,548,544

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ending March 31

	2008	2007

Revenues
Company Store Sales	$286,320	$457,843
Revenue Share Sales	136,265	98,845
Simulator Leases	—	6,333
Sales of Simulator Systems	346,608	786,608
Special Event Sales	60,799	71526

Total Revenues	829,992	1,421,156

Cost of Sales
COGS - Merchandise	161	10,817
Group Sales Expenses	—	787
COGS - Sale of Simulators	6,992	378,000
COGS – Special Events	30,059	18,829
Inventory Adjustments	—	526

Total Cost of Sales	37,212	408,960

Gross Profit	792,780	1,012,195

General & Admin Expenses
Payroll Related Expenses	319,922	361,338
Occupancy Expenses	185,200	277,294
Other Operating Expenses	223,919	239,948
Depreciation	88,370	73,880

Total Operating Expenses	817,412	952,460

Operating Profit (Loss)	(24,632)	59,736

Interest Expense	(160,009)	(148,650)

Net Loss before Income Tax Expense	(184,642)	(88,914)

Income Tax Expense	—	—

Net Loss	$(184,642)	$(88,914)

Net Profit (Loss) per share – basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	101,199,146	96,397,506

Diluted Common Shares Outstanding	113,556,646	107,289,006

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
Statement of Shareholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)

	Shares	Amount

Balance at December 31, 2007	101,199,146	$10,120	$5,582,011	$(10,160,262)	$(4,568,131)

Warrant issued for 2008 Notes Payable (unaudited)	—	—	—	—	—

Common stock issued for payment of Loan Interest (unaudited)	—	—	—	—	—

Net loss for the three months ended March 31, 2008 (unaudited)	—	—	—	(184,642)	(184,642)

Balance at March 31, 2008 (unaudited)	98,999,788	$9,900	$5,551,892	$(10,344,904)	$(4,752,773)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(184,642)	$(88,914)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	88,370	73.880
Amortization of notes payable discount	8,560	7,018
Amortization of Dolphin Financing Agreement	(129,967)	(111,968)
Common stock issued for interest	—	—
Net changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivable	18,170	(46,031)
(Increase) decrease in inventory	8,618	(19,257)
(Increase) decrease in prepaid expenses and other assets	(2,247)	4,108
(Increase) decrease in deposits	—	(33,045)
Increase (decrease) in accounts payable	73,497	97,680
Increase (decrease) in accrued payroll and payroll taxes	(61,240)	(54,565)
Increase (decrease) in sales tax payable	(30,695)	10,133
Increase (decrease) in gift certificates and customer deposits	2,107	5,547
Increase (decrease) in accrued expenses	4,892	71,292
Increase (decrease) in deposits on simulator sales	55,797	12,168

Net Cash Used by Operating Activities	(148,780)	(71,954)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(34,080)	—
Sale of property and equipment	1,859	7,458

Net Cash Used by Investing Activities	(32,221)	7,458

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable	200,000	—
Payments of notes payable	(78,254)	(47,205)

Net Cash Provided by Financing Activities	121,746	(47,205)

DECREASE IN CASH	(59,255)	(111,701)

CASH, BEGINNING OF PERIOD	133,731	216,323

CASH, END OF PERIOD	$74,476	$104,622

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest	$84,136	$57,942
Cash paid for income taxes	$—	$—

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 3 - DEBT AND CREDIT ARRANGEMENTS (continued)

Notes Payable consisted of the following:

	For the Period Ended

	March 31, 2008	December 31, 2007

Note payable to investor bearing interest at 12%, due at an undetermined date in 2007. Secured by certain simulators of the Company and a personal guaranty of the President of the Company.	$800,000	$600,000

Note payable to individuals, bearing interest at 12%, due October 1, 2007. Secured by certain simulators of the Company.	122,500	122,500

Note payable to a landlord, payable in six (6) installments, due June 2008.	177,346	177,346

Note payable to a landlord, payable in seven (7) installments, due October 2008.	310,554	310,554

Note payable to individuals, bearing interest at 9.6%, due April 17 2009. Secured by certain simulators of the Company.	87,500	87,500

Borrowing transaction with RCS bearing imputed interest at 15%, 5 year term.	1,156,767	1,286,728

Note payable to individuals, bearing interest at 16%, due July 13, 2010. Secured by certain simulators of the Company.	616,719	671,180

Note payable to individuals, bearing interest at 16%, due September 13, 2011. Secured by certain simulators of the Company.	451,217	475,010

Less: unamortized discount & debt offering costs	(83,132)	(91,691)
Total Notes Payable	3,689,467	3,639,128

Less: Current Portion	(2,349,888)	(2,064,672)

Total Notes Payable – Long Term Portion	$1,339,579	$1,574,455

Future maturities of notes payable as of December 31,
2008	$2,115,011	2,064,672
2009	1,089,402	1,089,402
2010	383,526	383,526
2011	101,528	101,528

Total Notes Payable	$3,389,467	3,639,128

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

Information on Forward-Looking Statements

This Form 10-Q/A and other statements issued or made from time to time by the Company or its representatives contain statements, which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A Sections 77z-2 and 78u-5. Those statements include statements regarding the intent, belief, or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. All statements, trend analyses, and other information contained in this report relative to markets for the Company’s products and/or trends in the Company’s operations or financial results, as well as other statements which include words such as “anticipate,” “could,” “feel(s),” “believes,” “plan,” “estimate,” “expect,” “should,” “intend,” “will,” and other similar expressions, constitute forward-looking statements and are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions that may impact the disposable income and spending habits of consumers; (ii) the availability of alternative entertainment for consumers; (iii) the ability of the company to obtain additional capital and/or debt financing; (iv) the ability of the company to control costs and execute its business plan.

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

Trade Accounts Receivable:At the year ending December 31, 2007, the Company established a reserve of $78,776 for a portion of the debt owed the Company by Ultimate Racing Experience. The Company continues to pursue the collection of the debt owed the Company by Ultimate Racing Experience.

Inventory: At March 31, 2008, inventory decreased by $8,618 from December 31, 2007 levels due primarily to the reclassification of simulator parts in non-depreciated fixed assets to simulator inventory held for sale. Simulators in inventory decreased by $3,867 from December 31, 2007, levels to $306,698 at March 31, 2008. Merchandise inventory decreased by $4,751 from December 31, 2007, levels during the three month period ending March 31, 2008.

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

Operating Profit: The Company’s loss from operations during the three months ended March 31, 2008 was $24,632 compared to an operation profit during the three months ended March 31, 2007 of $59,737.

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

As of March 31, 2008, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Due to an identified material weakness as described in Management’s Report on Internal Controls Over Financial Reporting in Item 9A(b) of the Company’s 2007 10-K annual report, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the existence the identified material weaknesses in internal controls, we believe that the consolidated financial statements fairly present, in all material respects, our consolidated balance sheet as of March 31, 2008 and our consolidated statements of operations, stockholders’ equity and cash flows for the period ending March 31, 2008 in conformity with GAAP.

There has been no change in our internal control over financial reporting during this first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the filing of this Quarterly Report on Form 10-Q/A, the Company is not aware of any other material legal actions directed against the Company.

Item 1A. Risk Factors

Note on Forward-Looking Information

This Form 10-Q/A and other statements issued or made from time to time by the Company or its representatives contain statements, which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A Sections 77z-2 and 78u-5. Those statements include statements regarding the intent, belief, or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. All statements, trend analyses, and other information contained in this report relative to markets for the Company’s products and/or trends in the Company’s operations or financial results, as well as other statements which include words such as “anticipate(s),” “could,” “feel(s),” “believes,” “plan,” “estimate(s),” “expect(s),” “should,” “intend(s),” “will,” and other similar expressions, constitute forward-looking statements and are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions that may impact the disposable income and spending habits of consumers; (ii) the availability of alternative entertainment for consumers; (iii) the ability of the Company to obtain additional capital; (iv) the receipt of a going concern opinion from the Company’s independent public accountants; and (v) the ability of the Company to control costs and execute its business plan.

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

Item 4. Submission of Matters to a Vote of Security Holders

None, not applicable.

Item 5. Other Information

None, not applicable.

Item 6. Exhibits

A.	Exhibits.

	3(i)	Articles of Incorporation [1]
	3(ii)	By-Laws[1]
	10.1	Form of Secured Bridge Notes [2]
	10.2	Form of Procurement Contract [3]
	10.3	Form of Master Revenue Sharing Agreement [3]
	10.4	Asset Purchase Agreement with Race Car Simulation Corporation, a portfolio company of Dolphin Direct Equity Partners, LP [4]
	10.5	Asset Purchase Agreement with Checker Flag Lightning, LLC (“CFL”), a Michigan limited liability corporation [5]
	10.6	Form of 2007 Secured Promissory Note [6]
	10.7	Form of 2007 Common Stock Purchase Warrant [6]
	10.8	Form of 2008 Secured Promissory Note [6]
	10.9	Form of 2008 Common Stock Purchase Warrant [6]
	11.1	Computation of Earnings (Loss) Per Share
	21.1	Subsidiaries
	31.1	Certification of William R. Donaldson as Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Security Exchange Act of 1934.
	32.1	Certification of William R. Donaldson as Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
	32.2	Certification of William R. Donaldson as Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350.

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

INTERACTIVE MOTORSPORTS AND ENTERTAINMENT CORP.

Date: November 17, 2008	/s/ William R. Donaldson

William R. Donaldson Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 17, 2008	/s/ William R. Donaldson

William R. Donaldson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 17, 2008	/s/ William R. Donaldson

William R. Donaldson Chairman of the Board and Chief Executive Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits:

10.6	Form of 2007 Secured Promissory Note
10.7	Form of 2007 Common Stock Purchase Warrant
10.8	Form of 2008 Secured Promissory Note
10.9	Form of 2008 Common Stock Purchase Warrant
11.1	Computation of Earnings (Loss) Per Share
21.1	Subsidiaries
31.1	Certification of William R. Donaldson as Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Security Exchange Act of 1934.
32.1	Certification of William R. Donaldson as Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of William R. Donaldson as Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350.